Form 10KSB
period 1999-12-31
NETWORTHUSA COM INC
filed 2000-04-14
CIK 1096688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Commission File Number: __________

                              NetworthUSA.com, Inc.
             (Exact name of registrant as specified in its charter)

            Florida                                            95-4720231
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

             8 Gaucho Drive, Rolling Hills Estates, California 90274
              (Address of principal executive offices) (Zip Code)

                                  310.831.9285
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of December 31, 1999, there were 8,500,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                                     PART I

Item 1. Description of Business.

Our Development. The Company was originally incorporated as AMERICAN FINANCIAL SEMINARS, INC., pursuant to the laws of the State of Florida on July 17, 1992. The Company was inactive through June 1, 1998, because its corporate powers and privileges had been suspended by the Florida Secretary of State (failure to pay franchise taxes or file reports). The Company was reinstated on June 4, 1998. On June 5, 1998, the Company filed an Amendment to its Articles of Incorporation increasing the authorized capital stock of the Company from 1,000 shares of $1.00 par value common stock to 50,000,000 shares of $.001 par value common stock. On October 26, 1998, the Company filed an Amendment to its Articles of Incorporation changing to ENVIRONMENTAL OIL TECHNOLOGIES, INC. On January 11, 1999, the Company filed an Amendment to its Articles of Incorporation changing its name to AMERICAN INDUSTRIAL MINERALS GROUP, INC. On April 1, 1999, the Company filed an Amendment to its Articles of Incorporation changing its name to NETWORTHUSA.COM, INC. (previously defined as the "Company"). The Company's address is 8 Gaucho Drive, Rolling Hills Estates, California 90274. The Company's phone number is (310) 831-9285.

The Company has changed its management personnel several times since its inception in 1992. Specifically, from 1992 through July 15, 1998, the Company's sole director was Mark Bryn. On July 15, 1998, Mr. Bryn resigned and John Xinos was appointed to serve as the sole director of the Company. Mr. Xinos was also appointed President, Secretary and Treasurer of the Company. On or about January 7, 1999, Mr. Xinos resigned as director, President, Secretary and Treasurer of the Company and Karl Hartz was appointed as a director and President, Secretary and Treasurer of the Company. On or about April 18, 1999, Mr. Hartz resigned as director, President, Secretary and Treasurer of the Company and Robert Lockwood was appointed sole director, President, Secretary and Treasurer of the Company. On or about January 14, 2000, Mr. Andre Pierrard was appointed to the Company's Board of Directors. On or about February 4, 2000, Mr. Robert Gove resigned as a director of the Company. On or about February 4, 2000, Mr. Thomas Burke, Mr. Gregory Alan Burns, Mr. David R. Miller and Mr. Salvatore Buffone were appointed to the Company's Board of Directors. On or about that same date, Mr. Burns was appointed as the Company's President, Mr. Miller was appointed as Vice President, Mr. Pierrard was appointed as Vice President and Chief Operating Officer, Mr. Buffone was appointed Treasurer and Herbert Brugh was appointed as Secretary. Mr. John F. Moody was appointed as Chairman of the Board of the Advisory Board. On or about March 27, 2000, Mr. Burns resigned as an officer and a director of the Company. The remaining directors are: James Davis, Robert Lockwood, David Miller and Andre Pierrard. The current officers are: Robert Lockwood as President and David Miller as Secretary and Treasurer.

Our Business. We originally organized under the name AMERICAN FINANCIAL SEMINARS, INC. for the purpose of engaging in the business of promoting financial seminars. After changing our name to ENVIRONMENTAL OIL TECHNOLGIES, INC., we amended our business plan to contemplate commercial oil reclamation in Europe. After changing our name to AMERICAN INDUSTRIAL MINERALS GROUP, INC., we amended our business plan to contemplate commercial mining exploration activity. On January 31, 1999, we entered into four contracts for the acquisition of mineral rights (or entities owning mineral rights). On March 31, 1999, we determined the financial requirements for mining operations in Canada exceeded our budget and rescinded these four contracts. After changing our name to NETWORTHUSA.COM, INC., we amended our business plan to provide for the organization, development and commercial exploitation of an Internet banking system offering international private Internet banking and securities brokerage services.

Our Subsidiary. In or around March, 2000, we caused NetworthEurope.com.S.A. to be formed in Luxembourg as our subsidiary. The total authorized capital of NetworthEurope.com.S.A. is 310 shares, 309 of which are owned by the Company and 1 of which is owned by Jim Penning.

Overview of Electronic Banking and Securities Businesses and Competition. Over the past few years, financial institutions throughout the world have developed integrated Internet financial services, including online banking and real-time trading of securities. For example, Royal Bank Financial Group, a Canadian financial services company with over $270 billion in on-balance sheet assets and $1 trillion in off-balance sheet assets, has been managing online banking and related Internet financial services for over four years through a website located at www.royalbank.com. This company offers a full range of online transactional capabilities to consumers and small businesses and provides private network packaged software solutions to commercial and corporate banking clients.

In the United States, many major banks offer online banking to their customers. For example, Citizens Bank maintains a website which allows its customers to conduct banking transactions over the Internet. Information about the bank and the other services it provides are also included on the website. BankNet and Security First Network Bank are online banks which allow members to track their accounts, write electronic checks and carry out a number of other transactions online. Even regional banks such as Zions Bank, with physical facilities in Utah, have Internet websites which allow their customers to conduct Internet banking and apply for credit cards or loans online.

In Europe, major Swiss banks such as Banca della Svizzera Italiana ("BSI") maintain websites which provide information and online banking services to an international clientele. BSI purports to be the first Swiss bank to maintain such a website. So many European banks now offer such UNISYS, the Internet Banking Site and the Internet Banking & Financial Index providing information, news and directories of banks and their Internet services. The Internet banking trend has likewise spread to South America where BradescoNet Internet Banking, a Brazilian bank, offers access to customer accounts via the Internet, fax and telephone.

Just as the banking industry is moving online, securities brokerage is also available on the Internet. There are approximately 100 online securities trading and brokerage concerns, including such early entrants as E-Trade, Ameritrade, Charles Schwab and specialty firms such as AB Watley and OnlineTradingInc.com. Online trading is the fastest growing segment of the brokerage industry and is expected to continue to grow significantly. In a report dated March 11, 1999, independent research firm Forrester Research, Inc. estimated that the number of North American households investing online nearly doubled in 1998, reaching just under 2.4 million by the beginning of 1999. They also estimate that the number of investors will increase to 4.3 million by the end of 2000. The year-end estimate was surpassed in April 1999. In addition, recent predictions foretell the Internet will account for 60% of commissioned discount brokerage trading, approximately $2.2 billion, by the year 2001. In 1996, Internet commissions accounted for only 15% of the market, or $268 million dollars.

North American Institutional Brokers ("NAIB"), a market maker in Nasdaq and OTC Bulletin Board stocks, recently opened a new division, EquityStation (located at www.equitystation.com), which is one of the first online trading services designed for the online investing community's top bracket of wealthy investors, money managers and registered investment advisors. EquityStation offers multilingual service to the United States, European and Latin American markets and allows remote, real-time trading of equity securities. EquityStation customers presently account for trading volume in excess of $6 million. EquityStation's operations for its remote, real-time trading of equity securities are located in Ft. Lauderdale, Florida. EquityStation employs English and Spanish speaking Series 7 licensed service representatives and provides its customers with real-time display of all market makers' bids and offers on a stock.

We face other significant competition within our own domicile state. 1st Internet Group, Inc., is a Florida corporation formed in 1998 which became a holding company in February 1999 by acquiring all of the outstanding stock of the following three operating companies: 1st Discount Brokerage, Inc.; 1st Discount Insurance, Inc.; and, Corporate Accounting Group, Inc., all of which are Florida corporations. The first of these companies is a broker-dealer registered with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers ("NASD"), is currently licensed in 45 states and is pending registration in all other states. Through its subsidiaries, 1st Internet Group, Inc. now provides retail discount securities brokerage and related investment/portfolio management counseling services and utilizes a variety of electronic media, including the Internet, to service individual investors throughout the United States and internationally. This company also provides annuity and life insurance products to complement and augment the needs of brokerage and non-brokerage clientele and even provides accounting and tax preparation services to its brokerage and insurance clientele.

In addition to the direct competitors specified above, we also will compete against full-commission and discount brokerage firms, as well as against financial institutions, mutual fund sponsors and other organizations, many of which are significantly larger than us. Among such competitors are E*Trade Group Inc., Charles Schwab & Co. Inc., Quick & Reilly Inc., Waterhouse Securities Inc., Fidelity Brokerage Services Inc. and Datek Securities Corporation. Moreover, our management believes that our target market for products and services will continue to attract additional competitors such as banks, insurance companies, providers of online financial and information services and others as they expand their product lines. The market for electronic banking and brokerage services is intensely competitive, rapidly changing and has few barriers to entry.

All of the companies specified above and many new entrants to the online banking and online securities markets, have greater financial and other resources and more experience in online banking and securities brokerage, than us. Moreover, a growing source of competition for Internet banking services comes, from the use of mobile telephones as a platform for smart card-based banking services. Telecom Italia Mobile ("TIM") recently ordered several million smart cards for deployment in 1999 to enable its mobile telephone customers to access TIM's equity trading. Many mobile phones are digital and digital mobile telephone services are based on the use of a tamper-resistant smart card (the Subscriber Identification Module, or "SIM") that provides a much higher level of security than almost any security software currently available for use on the Internet. The SIM was originally designed to hold a user's identification data, enabling subscribers to use their handset on any network worldwide. New applications utilizing the SIM make the mobile telephone a formidable platform for personal financial services.

The Swedish Postal Bank (Postbanken) has a service called Mobil Smart that allows consumers to make payments from their telephone. MeritaNordbanken's customers can check their balance and transaction logs from their mobile phones. Even securities trading can be done by telephone. Dagens Industri, Europe's fourth largest business daily, has a pilot program which allows subscribers to receive financial data and trade on the Stockholm Exchange using a telephone or PDA (personal digital assistant, a handheld mobile phone incorporating other features).

There can be no assurance that competitors have not or will not succeed in developing technologies and products that are more effective than any which have been or are being developed by us or which would render our products obsolete and noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us.

Risks Associated with International Operations and Expansion. A key part of our strategy is to promote and commercially exploit our services in international markets, as the Internet is an international medium. There can be no assurance that we will be able to successfully market and operate our services in foreign markets. In addition to the uncertainty as to our ability to generate revenues from foreign operations and create an international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, software piracy, seasonal reductions in business activity in certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of our international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on our potential future international operations and, consequently, on our business, operating results and financial condition. In order to attract and retain a user base, we plan significant expenditures on sales and marketing, content development, technology and infrastructure. Many of these expenditures may be planned or committed in advance and in anticipation of future revenues. If our revenues in a particular quarter are lower than it anticipates, it may be unable to reduce spending in that quarter. As a result, any shortfall in revenues would likely adversely affect our quarterly operating results.

We may sell our services in currencies other than the United States Dollar, which would make the management of currency fluctuations difficult and expose us to risks in this regard. Our results of operations are subject to fluctuations in the value of various currencies against the United States Dollar. Although management will monitor our exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on our business, results of operations or financial condition.

Governmental Regulation. The banking and securities industries are subject to extensive regulation pursuant to federal and state laws. We anticipate providing our customers with a fully functional, secure Internet offshore banking and securities trading facility. Our business will expose us to risks that are inherent in the offshore banking industry. We may also become subject to the banking and securities regulations of various jurisdictions. The Federal Deposit Insurance Corporation ("FDIC") maintains a website which features a searchable database of banks with legitimate charters. This website solicits reports from the public regarding banking websites which are not FDIC-insured. The FDIC's
Suspicious Internet Banking website also specifies that companies soliciting assets over the Internet without an FDIC charter or insurance are violating United States' federal banking laws. Unless a bank is state chartered, or a national bank licensed by the United States Comptroller of the Currency, or a federal bank registered with the Office of Thrift Supervision, Internet banks offering services to United States citizens may be contacted by the Federal Bureau of Investigation and the Department of Justice, which are the enforcement arm for complaints provided by the public to the FDIC's website.

The FDIC has also promulgated new enforcement and review procedures for online banking. The extent of a financial services risk management program must be commensurate with the complexity and sophistication of the activities in which it engages. For example, the FDIC will evaluate, among other things, the security of internal networks, the security of public networks, the functionality of electronic capabilities (including informational and transactional capabilities) and the system components and process methodologies used in electronic payment systems. Even offshore institutions which offer services to residents of the United States are subject to the FDIC's review and enforcement procedures. In the event the Company was the subject of an FDIC complaint or investigation, it could have a material adverse affect on the operations and profitability of the Company.

The SEC is the federal agency responsible for administering the federal securities laws. In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is not a registered broker-dealer. Pursuant to the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the NASD. The NASD has established Conduct Rules for all securities transactions among broker- dealers and private investors, trading rules for over-the-counter markets and operational rules for its member firms. The NASD conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules and conducts disciplinary proceedings involving member firms and associated individuals. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. In the event the Company was found to be acting in the capacity of a broker-dealer without having been registered, the Company and its management, might be ordered to cease performing such activities and may be subject to cease-and-desist orders and other penalties, which might have a material adverse affect on the business and operations of the Company. Moreover, regulators in the United States and Canada are actively policing securities offers and sales in cyberspace. As a general rule, securities can only be offered and sold to the public after the appropriate regulatory agencies have reviewed and approved an issue's prospectus and other advertising information which will be provided to the public. In certain circumstances, an issuer may be exempt from the prospectus and registration requirements, but those exemptions seldom permit unrestricted offers and sales of securities to the public. Moreover, although the Regulation S exemption from the registration requirements of the Securities Act of 1933, as amended ("Act"), is available for offers and sales of securities outside the United States, the global nature of an online offering on an open system (a system readily available to the public) may preclude the possibility of an online Regulation S offering. Absent measures designed to restrict access to permitted offerees, an online offering would constitute a general solicitation or general advertisement in violation of Rules 505 and 506 (but not Rule 504) of Regulation D and the private offering exemption of Section 4(2) of the Act.

The SEC has approved general solicitation on the Internet which has the limited purpose of locating accredited investors as long as an investor invests only in offerings posted on the system after the investor is first qualified. The SEC also recently adopted a rule that coordinates with a new California exemption that allows for general solicitation provided certain conditions are satisfied. Nonetheless, offers and sales of securities over the Internet by the Company will subject the Company to significant regulatory compliance requirements and the Company's failure to demonstrate compliance with federal or foreign securities regulations would have a material adverse affect on the Company's operations.

We will also become subject to regulations pursuant to state securities laws. An amendment to the federal securities laws prohibits the states from imposing substantive requirements on broker-dealers which exceed those imposed pursuant to federal law. However, the recent amendment does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers for engaging in misconduct.

Other Internet Regulation. Due to the increasing popularity of the Internet, various regulatory authorities are considering laws and/or regulations with respect to online services covering issues such as user privacy, pricing, content copyrights and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. Furthermore, the applicability of existing laws to the Internet and other online services in various jurisdictions is uncertain. Finally, as the Company's services become available over the Internet in multiple states and foreign countries, these jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state and foreign country. New legislation or the application of laws and regulations from jurisdictions to online banking or brokerage services could have an adverse economic effect on the Company's results of operations. The Internet is largely unregulated and the laws governing the Internet remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy and taxation apply to the Internet. In addition, because of increasing popularity and use of the Internet, many laws and regulations may be adopted with respect to the Internet or other online services covering issues such as
(i) user privacy,  (ii) security,  (iii) pricing,  (iv) content, (v) copyrights,
(vi) distribution, (vii) taxation and (viii) characteristics and quality of services.

Risks Inherent in Internet Banking. The FDIC has identified specific risks of Internet electronic banking systems, which include the following: the uncertain enforceability of digital contracts, agreements and signatures; user privacy issues; contingent liabilities resulting from user or participant claims; uncertain legal jurisdiction with respect to taxation, criminal and civil laws; implications for interstate and international commerce; an uncertain regulatory environment, including uncertain applicability of reserve requirements when applied to electronic money; and uncertain acceptability of electronic documentation and disclosures under various state, federal and foreign regulations. Moreover, audit trails may be lacking in electronic systems, which results in uncertain applicability of financial record keeping, disclosure and under requirements mandated by the FDIC and the banking regulations it enforces.

Employees. We currently have no employees. Our management anticipates using consultants for development of our financial services website, accounting, engineering and legal services on an as-needed basis. Therefore, we do not anticipate any material change in the number of employees during the next 12 months.

Item 2. Description of Property.

Our Property. As of the dates specified in the following table, we held the following property:

--------------------------------------------------------------------------------
Property                          December 31, 1999            December 31, 1998
--------------------------------------------------------------------------------
Cash and Equivalents              $1,071.00                    $124,990.00
--------------------------------------------------------------------------------

Our Facilities. At this time, we occupy facilities provided by Robert Gove at no charge. The office space is located at 8 Gaucho Drive, Rolling Hills Estates, California 90274.

Item 3. Legal Proceedings.

The Company is not aware of any pending litigation nor does it have any reason to believe that any such litigation exists.

Item 4. Submission of Matters to Vote of Security Holders

None

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "EBUX". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. Over the last 52 weeks, our common stock had a low bid price of 1 1/4 per share and a high bid price of 2 7/8 per share. The bid price is currently approximately 1 1/8 per share.

The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. The Bylaws of the Company specify how the cash available for distribution, whether occurring from operations or sales or refinancing, is to be shared among the shareholders. The holders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors. The holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors from funds legally available therefor; provided, however, that cash dividends are at the sole discretion of the Company's Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock. Holders of the shares of Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock. All of the outstanding shares of Company's common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividend Policy. The Company has never declared or paid a cash dividend on its capital stock and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain its earnings, if any, for use in its business. Any dividends declared in the future will be at the discretion of the Board of Directors and subject to any restrictions that may be imposed by the Company's lenders.

Penny Stock Regulation. The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which (i) contained a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contained a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of Securities' laws; (iii) contained a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and significance of the spread between the "bid" and "ask" price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in penny stock, the customer (i) with bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) month account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If any of the Company's securities become subject to the penny stock rules, holders of those securities may have difficulty selling those securities.

As of December 31, 1999, there were no warrants to purchase common stock outstanding.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

The  following   information   specifies   forward-looking   statements  of  our
management. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "could", "expect", "estimate", "anticipate", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. Actual results may differ materially from those contemplated by the forward-looking statements.

Plan of Operation. The Company has not received revenue from operations during any of the three fiscal years immediately prior to the filing of this Annual Report on Form 10-KSB. As of December 31, 1999, the Company had cash reserves of $1,071.00, which the Company believes will not satisfy its cash requirement for the next one-hundred and twenty (120) days. The Company plans to raise $1,500,000 through a private offering, or a series of private offerings, of its $.001 par value common stock during the next year. The Company plans to use the capital raised from such offering to finance the development and operation of a website which will provide one-stop, online shopping for financial services. The Company anticipates that its website will feature a variety of products and services which will enable a customer to buy mutual funds, manage checking accounts and credit cards, and buy and sell securities over the Internet. The Company's primary marketing focus will be to offer a wide range of banking and brokerage services to high net worth individuals seeking an offshore vehicle for banking and investing. In addition, the Company will focus its marketing efforts on retail investors, pension managers, Fortune 500 companies, portfolio managers, banks and other financial institutions. Therefore, the Company's business will not be dependent upon a single customer or a small group of customers. Moreover, the Company does not anticipate seasonal fluctuations in its business activities. The Company's operations will be primarily virtual and, therefore, the Company does not anticipate that federal, state and local provisions regulating the discharge of materials into the environment will have a material affect upon the Company's capital expenditures, earnings or competitive position.

The Company will offer a wide range of online investments by means of portfolio managers and individual trading facilitated directly through the Company's website. The Company will also offer access to offshore banking facilities and related features. The Company plans to offer the following services: investment consulting services; cash, margin and option accounts; managed accounts with a particular emphasis on position trading for active investors; and access to stocks, bonds, mutual funds and money market investments. Customers will be able to deposit funds using wire transfers, or registered mail, and will be able to withdraw cash from automated teller machines, using credit cards, or by wire transfer.

The   Company   has    reserved   six   domain    names:    www.networthusa.com,
www.networthusa.net,        www.networthworld.com,        www.networthworld.net,
www.networtheurope.com, and www.networtheurope.net. The Company has reserved the right to register such domain names until March 25, 2001. The Company may register or reserve additional domain names and will vigorously enforce its brand name rights.

In order to execute its business plan, the Company plans to lease commercial office space and commence development of its website. To that end, the Company has entered into negotiations with two companies to assist the Company in leasing computer equipment and developing its Internet operations. The Company has entered into an oral agreement with Adria Capital ("Adria") whereby the Company will pay Adria approximately $15,000 to develop a website which the Company would use for general corporate purposes. Adria has reserved the above-listed domain names on the Company's behalf and, once the Company has leased the necessary computer equipment, Adria will begin development of the Company's general corporate website. The Company is also negotiating an agreement with Kenil International Limited in Luxemburg ("Kenil"), formerly Kelward Overseas Corporation. The Company anticipates it will enter into a final written agreement with Kenil pursuant to which the Company anticipates it will pay Kenil approximately $300,000 to develop the operational structure of a website the Company will use for its online banking and brokerage services.

Pursuant to the terms of the anticipated agreement, Kenil will develop an Internet website with the banking infrastructure and operational capability to offer the financial services contemplated by the Company. Kenil will be responsible for the development of a balanced investment portfolio which will include banking, trust services, insurance, stock brokerage services, legal services, education and accounting. Kenil has proposed a system that would offer savings accounts, checking accounts, credit cards, ATM access, international business company formation, 7 x 24 trading of brokerage accounts, high yield certificates of deposit and numbered account access to the Company's customers. In addition, Kenil will provide complete insurance coverage of all managed accounts maintained on the Company's website. Moreover, Kenil will be responsible for recruiting and engaging qualified industry professionals from the fields of financial operations, investment banking and brokerage systems to complete the Company's current management and to develop and operate the Company's website. It will be the joint responsibility of the Company and Kenil to develop the Company's customer base. For an additional fee not yet determined, Kenil will continue to provide maintenance services to the Company.

Successful implementation of the Company's business plan depends on raising additional capital and the performance by Kenil of its obligations. The failure of the Company to raise the necessary capital or failure of Kenil or other third parties to perform their obligations pursuant to agreements with the Company would significantly affect the Company's prospects for successfully developing, operating and commercially exploiting its proposed Internet banking and securities services. Moreover, the failure of the Company to attract additional management with securities and online banking experience would adversely affect the Company's prospects for its proposed business operations.

Results of Operations. The Company has not yet realized any revenue from operations, nor does it expect to in the foreseeable future. The Company's only source of liquidity in the next 12 months will be the sale of its securities. The Company has limited cash reserves and is dependent on raising significant funds in order to develop and commercially exploit its financial services website. In the event the Company is unable to raise significant funds, the Company will be unable to implement its business plan.

Our success is materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise substantial equity capital. We cannot estimate when we will begin to realize positive gross revenue. In order to satisfy our requisite budget, management has held and continues to conduct negotiations with various investors. We anticipate that these negotiations will result in additional investment income for us. To achieve and maintain competitiveness, we may be required to raise additional substantial funds. We anticipate that we will need to raise significant capital to develop, promote and conduct its operations. Such capital may be raised through public or private financing as well as borrowing and other sources.

There can be no assurance that funding for our operations will be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish.

The Company's Plan of Operations for Next 12 Months. The Company has continued to review its business plan and evaluate various and opportunities. We are actively pursuing our goal to establish a financial portal, able to carry out the various aspects of banking and brokerage. Our initial focus will be to assess entrance through asset management operations. The Company is reviewing potential acquisition of asset management operations, developing a new operation or some combination of these alternatives on an offshore basis.

Asset management would require the Company to develop and provide a wide range of client financial services such as stock trading, banking, insurance, mortgages and other related functions. The company estimates that it will require

$500,000 in working capital to achieve beginning operations during the next 6 months. The Company has identified potential investors for a new private placement on terms to be negotiated.

The Company's newly created subsidiary, NETWORTHEUROPE.COM.S.A., in Luxembourg, will be utilized to initiate asset management activities for the Company. To effectively operate and fulfill the capital requirements of operations, management believes that an additional $1,500,000 working capital will have to be raised in the subsequent 6 month's period.

Liquidity and Capital Resources. We have been in the development stage since July 17, 1992 (inception). AS of December 31, 1999, we have not realized any revenues from our operations. The Statement of Cash Flows for the year ended December 31, 1999, indicate a net loss of $32,490.00, compared to a net loss of $120,450.00 during the same period in 1999. We cannot predict when we will begin realizing positive revenue. For the year ended December 31, 1999, we had total expenses of $32,490.00. During the same period in 1998, we had total expenses of $120,450.00. The expenses resulted from payments made for: consulting services; legal fees; and general and administrative expenses. We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

Item 7. Financial Statements

Copies of Financial Statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.


Item 8. Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with the Company's accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. All officers and directors of the Company will hold office until their resignation or removal.

Our directors and principal executive officers are as specified on the following table:

--------------------------------------------------------------------------------
Name and Address              Age    Position
--------------------------------------------------------------------------------
Robert C. Lockwood            39     President, and a director
--------------------------------------------------------------------------------
Andre Pierrard                       Director
--------------------------------------------------------------------------------
James Davis                   57     Director
--------------------------------------------------------------------------------
David Miller                         Secretary, Treasurer and a director
--------------------------------------------------------------------------------

Robert C. Lockwood is the President and a director of the Company. From 1980 to 1985 Mr. Lockwood was the owner of Squeeky Clean window washing in the province of Ontario, Canada. From 1985 to 1990, Mr. Lockwood was the owner of Garfield's Snack Bar & Grill in Vancouver, British Columbia, Canada. From 1990 to 1995 Mr. Lockwood was the owner of Garfield's Snack Bar & Grill located in Kamlope, British Columbia, Canada. From 1995 to the present Mr. Lockwood has been the owner and operator of Dream Development & Landscape, located in Surrey, British Columbia, Canada.

Andre Pierrard is a director of the Company. Mr. Pierrard has experience in international banking with a focus on European business. Mr. Pierrard began his 25-year banking career with the Banque Generale du Luxembourg ("Banque Generale") in 1973. His responsibilities at Banque Generale included 9 years with the Stock Exchange Department and 8 years with the Investment Fund Department. In 1990, Mr. Pierrard became a Senior Dealer of the Money Market & Exchange Department and was asked to sit on the Board of Directors of Banque
Generale, where he served until 1998, when he retired. Among the many achievements throughout his Banque Generale career, Mr. Pierrard has served as:
Judge Assessor at the Social Court of Arbitration in Luxembourg; Member of the Commission at the Social Security for Employees for Luxembourg; and as a Member of the Commission at the Pension Fund for Employees, Luxembourg.

James Davis is a director of the Company. Mr. Davis received a Bachelor of Sciences degree in 1964 and a Bachelor of Arts degree in Communications in 1966 from St. Dunstans University in Canada. In 1970, Mr. Davis was designated a Certified General Accountant. Mr. Davis worked for Revenue Canada as a tax auditor from 1966 to 1975. From 1975 to 1991, Mr. Davis was a self-employed business consultant. MR. Davis spent several years with the government of the Northwest Territories and spent the past 15 years with the Canada Department of Indian and Northern Development as an auditor. Mr. Davis retired from government work in late 1996.

David R. Miller is the Secretary and Treasurer of the Company as well as a director. Mr. Miller brings experience in International Finance. Mr. Miller's focus in recent years has been on bringing European and North American companies together. Mr. Miller has extensive knowledge in American and Western European Financial Institutions.

There is no family relationship between any of the officers and directors of the Company. Other than the officers, there are no significant employees expected by the Company to make a significant contribution to the business of the Company.

There are no orders, judgments or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any officer or director of the Company from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any officer or director of the Company so enjoined.

Item 10. Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to our Chief Executive Officer and our other executive officers whose total annual salary and bonus is anticipated to exceed $50,000 during the year ending December 31, 2000. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

-----------------------------------------------------------------------------------------------------
                                          Annual                    Other Annual        All Other
Name and Principal Position       Year    Salary ($)    Bonus ($)   Compensation ($)    Compensation
-----------------------------------------------------------------------------------------------------
Robert Lockwood, President        2000     None          None          None              None
-----------------------------------------------------------------------------------------------------
David Miller, Secretary,          2000     None          None          None              None
-----------------------------------------------------------------------------------------------------

Compensation of Directors. Our directors who are also employees receive no extra compensation for their service on our Board of Directors.

Compensation to Officers and Directors of the Company. In January 1999 and prior to Robert C. Lockwood's appointment as the President and a director of the Company, the Company paid Mr. Lockwood $94,000 for consulting services rendered to the Company. In addition, during the year 1999, the Company reimbursed Robert
E. Gove, the Secretary and a director of the Company, approximately $285.00 for out-of-pocket expenses incurred on behalf of the Company. As of December 31, 1997 and with the exception of the two payments disclosed supra, no compensation has been paid or accrued to any of the officers or directors of the Company.

Employment Contracts.  We have not entered into any employment contracts.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 1999 by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

                             Name and Address of                    Amount and Nature of
Title of Class               Beneficial Owner                       Beneficial Owner                           Percent of Class
--------------               -------------------                    --------------------                       ----------------
$.001 Par Value Common       Robert Lockwood, 12746                 900,000 shares, President, Director                10.6%
Stock                        Campbell Place
                             Surrey, British Columbia,
                             Canada V3V 6C8

$.001 Par Value Common       James Davis, 15 Davis Lane,            100,000 shares, Director                           1.2%
Stock                        Kiersteadville, New Brunswick,
                             Canada E5T 3M4

$.001 Par Value Common                                              All directors and named executive                  11.8%
Stock                                                               officers as a group

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Management of the Company is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403 of Regulation S-B.

Item 12. Certain Relationships and Related Transactions.

Transactions with Promoters. There were no transactions with promoters, except for the following.

The Company authorized and issued 975,000 shares of common stock to Mark J. Bryn, Esq., the incorporator and initial promoter of the Company, as compensation for his management and organizational services provided to the Company. In July 1998, Mr. Bryn transferred 900,000 shares to Robert C. Lockwood, the President and a director of the Company. Mr. Bryn currently owns 75,000 shares of the common stock of the Company.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

In July 1998, Mark J. Bryn, Esq., the Company's incorporator and initial promoter, transferred 900,000 shares of his common stock pursuant to a private transaction to Robert L. Lockwood, the President and a director of the Company.

In addition, Karl J. Harz was the Company's President, Secretary, Treasurer and sole director from January 1999 to April 1999. In September 1999, the Company paid Mr. Harz $1,000 for consulting services regarding general corporate matters.

An officer of the Company loaned the Company $5,000.00 on or about April 29, 1999. The note carries and annual interest rate of 8% and is due on demand.

Item 13. Exhibits and Reports on Form 8-K

3.1  Articles of Incorporation dated July 17, 1992* (Charter document)

3.2  Reinstatement of Corporation dated June 4, 1998* (Charter document)

3.3 Articles of Amendment to Articles of Incorporation dated June 5, 1998* (Charter document)

3.4 Articles of Amendment to Articles of Incorporation dated October 26, 1998* (Charter document)

3.5 Articles of Amendment to Articles of Incorporation dated January 11, 1999* (Charter document)


3.6 Articles of Amendment to Articles of Incorporation dated April 1, 1999* (Charter document)

27   Financial Data Schedule

* Previously filed as exhibits to Registration Statement on Form 10-SB filed on October 13, 1999.

                             NETWORTHUSA.Com., Inc.
                          (A Development Stage Company)

                        December 31, 1999, 1998 and 1997

/Letterhead/
                             Schvaneveldt & Company
                           Certified Public Accountant
                        275 East South Temple, Suite #300
                           Salt Lake City, Utah 84111
                                 (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.

                           Independent Auditors Report

Board of Directors
NETWORTHUSA.Com., Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of NETWORTHUSA.Com., Inc. (a development stage company), as of December 31, 1999, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of NETWORTHUSA.Com., Inc., (a development stage company), as of December 31, 1999, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no operating capital or operation from which to obtain operating capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Schvaneveldt & Company
Salt Lake City, Utah
March 16, 2000

                             NETWORTHUSA.Com., Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                        December 31, 1999, 1998 and 1997


                                            December     December     December
                                            31, 1999     31, 1998     31, 1997
                                            ---------    ---------    ---------
       Assets
Current Assets
   Cash                                     $   1,071    $ 124,990    $     -0-
                                            ---------    ---------    ---------

Other Assets
   Domain Name                                    420          -0-          -0-
                                            ---------    ---------    ---------

       Total Assets                         $   1,491    $ 124,990    $     -0-
                                            =========    =========    =========


       Liabilities & Stockholders' Equity

Current Liabilities
   Accounts Payable                         $   3,606    $ 124,615    $     -0-
   Note Payable - Shareholder                   5,000          -0-          -0-
                                            ---------    ---------    ---------

       Total Current Liabilities                8,606      124,615          -0-

Stockholders' Equity
   Common Stock; 50,000,000 Shares
     Authorized at $0.001 Par Value;
     8,500,000; 3,500,000 Shares
     & 1,000,000 Shares Issued &
     Outstanding Retroactively Restated         8,500        3,500        1,000
   Paid In Capital                            139,825      119,825        1,500
   Deficit Accumulated in the
     Development Stage                       (155,440)    (122,950)      (2,500)
                                            ---------    ---------    ---------

       Total Stockholders' Equity              (7,115)         375          -0-
                                            ---------    ---------    ---------

       Total Liabilities &
       Stockholders' Equity                 $   1,491    $ 124,990    $     -0-
                                            =========    =========    =========

    The accompanying notes are an integral part of these financial statement

                             NETWORTHUSA.Com., Inc.
                          (A Development Stage Company)
                            Statements of Operations
              Accumulatedfrom July 17, 1992 (Inception) to December
                    31, 1999 (Unaudited) for the Years Ended
                        December 31, 1999, 1998 and 1997


                                                   Year            Year           Year
                                                  Ended           Ended          Ended
                                               December        December       December
                              Accumulated      31, 1999        31, 1998       31, 1997
                              -----------      --------        --------       --------
Revenues                      $       -0-     $      -0-     $      -0-    $      -0-

Expenses
   Consulting Services            107,500         13,500         94,000           -0-
   Legal Fees                      28,730          8,730         20,000           -0-
   General & Administrative        19,210         10,260          6,450           -0-
                              -----------    -----------    -----------    ----------

       Total Expenses             155,440         32,490        120,450           -0-
                              -----------    -----------    -----------    ----------

       Net Loss               ($  155,440)   ($   32,490)   ($  120,450)   $      -0-
                              ===========    ===========    ===========    ==========

       Loss Per Share                        ($      .00)   ($      .10)   $      -0-

       Weighted Average
       Shares Outstanding                      7,388,888      1,208,000     1,000,000

    The accompanying notes are an integral part of these financial statement

                             NETWORTHUSA.Com., Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
               From July 17, 1992 (Inception) to December 31, 1999


                                                 Common Stock       Paid In  Accumulated
                                      Shares           Amount       Capital      Deficit
                                     ---------------------------------------------------
Balance, July 17, 1992 (Inception)          -0-        $   -0-      $   -0-     $   -0-

Shares Issued for Services
Retroactively Restated                1,000,000         1,000        1,500

Loss for Year Ended
December 31, 1992                                                                (2,500)
                                     ---------------------------------------------------

Balance, December 31, 1992            1,000,000         1,000        1,500       (2,500)

No Activity from January 1, 1993
to January 1, 1998

Shares Issued for Cash at
$0.05 Per Share                       2,500,000         2,500      122,500

Cost of Shares Sold                                                 (5,675)

Contributed Capital                                                  1,500

Loss for Year Ended
December 31, 1998                                                              (120,450)
                                     ---------------------------------------------------

Balance, December 31, 1998            3,500,000         3,500      119,825     (122,950)

Shares Issued for Cash at
$0.005 Per Share                      5,000,000         5,000       20,000

Loss for Year Ended
December 31, 1999                                                               (32,490)
                                     ---------------------------------------------------

Balance, December 31, 1999            8,500,000    $    8,500   $  139,825   ($ 155,440)
                                     ===================================================

    The accompanying notes are an integral part of these financial statement

                             NETWORTHUSA.Com., Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                  Accumulated from July 17, 1992 (Inception) to
                                December 31, 1999
            and for the Years Ended December 31, 1999, 1998 and 1997


                                                                                 Year Ended           Year Ended          Year Ended
                                                                                   December             December            December
                                                             Accumulated           31, 1999             31, 1998            31, 1997
                                                             -----------         ----------           ----------          ----------
Cash Flows from Operating Activities
   Net Loss                                                    ($155,440)          ($ 32,490)          ($120,450)          $     -0-
   Non Cash Expenses                                               2,500                 -0-                 -0-                 -0-
   (Decrease) Increase in Operating
     Liabilities;
       Accounts Payable                                            3,606            (121,009)            124,615                 -0-
                                                               ---------           ---------           ---------           ---------

         Net Cash Provided (Used)
         by Operating Activities                                (149,334)           (153,499)              4,165                 -0-

Cash Flows from Investing Activities
   Domain Name                                                      (420)               (420)                -0-                 -0-

Cash Flows from Financing Activities
   Loans from Shareholders                                         5,000               5,000                 -0-                 -0-
   Cash from Sale of Common Shares                               144,325              25,000             119,325                 -0-
   Cash Contributed by Shareholders                                1,500                 -0-               1,500                 -0-
                                                               ---------           ---------           ---------           ---------

         Net Cash Provided by
         Financing Activities                                    150,825              30,000             120,825                 -0-
                                                               ---------           ---------           ---------           ---------

         Net Increase (Decrease) in
         Cash                                                      1,071            (123,919)            124,990                 -0-

         Cash at Beginning of Period                                 -0-             124,990                 -0-                 -0-
                                                               ---------           ---------           ---------           ---------

         Cash at End of Period                                 $   1,071           $   1,071           $ 124,990           $     -0-
                                                               =========           =========           =========           =========

Disclosure from Operating Activities

   Interest Expense                                            $     -0-           $     -0-           $     -0-           $     -0-
   Taxes                                                             -0-                 -0-                 -0-                 -0-

    The accompanying notes are an integral part of these financial statement

                             NETWORTHUSA.Com., Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE #1 - Organization

The Company was organized on July 17, 1992 under the laws of the state of Florida, as American Financial Seminars, Inc. On October 26, 1998, the Company filed an Amendment to the Articles of Incorporation changing its name to Environmental Oil Technologies, Inc. On January 11, 1999, the Articles of Incorporation were amended changing its name to American Industrial Minerals Group, Inc. On April 1, 1999, Articles of Amendment were filed changing the name to NETWORTHUSA.Com., Inc.

The Company is currently considered to be a development stage company.

NOTE #2 - Significant Accounting Policies

A.   The Company uses the accrual method of accounting.

B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.

C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.

E. Inventories: Inventories are stated at the lower of cost, determined by the FIFO method or market.

F. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets of the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.

G. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

H. New Technical Pronouncements; In February 1997, SFAS No. 129, "Disclosure of Information about Capital Structure" was issued effective for periods ending after December 15, 1997. The Company has adopted the disclosure provisions of SFAS No. 129 effective with the fiscal year ended December 31, 1998.


    The accompanying notes are an integral part of these financial statement

                             NETWORTHUSA.Com., Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements -Continued-

NOTE #2 - Significant Accounting Policies -Continued-

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 130 effective with the fiscal year ended December 31, 1998. Adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued for fiscal year beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 131, effective with the fiscal years ended December 31, 1998. Adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

     In February 1998, SFAS No. 132, "Employer's Disclosure about Pensions and Other Post-Retirement Benefits" was issued for fiscal years beginning after December 15, 1998. Adoption of SFAS 132 did not have a material impact on the Company financial statements.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued for fiscal years beginning after June 15, 1999. It is anticipated that SFAS No. 133, will have no effect upon the Company's financial statements.

NOTE #3 - Income Taxes

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

    Year of Loss                    Amount            Expiration Date
    -----------------------------------------------------------------
            1992                $    2,500                       2012
            1993                       -0-                       2013
            1994                       -0-                       2014
            1995                       -0-                       2015
            1996                       -0-                       2016
            1997                       -0-                       2017
            1998                   120,450                       2018
            1999                    32,490                       2019

                             NETWORTHUSA.Com., Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements -Continued-


NOTE #3 - Income Taxes -Continued-
                                                                        1999
     Current Tax Asset Value of Net Operating Loss Carryforwards   ---------
       at Current Prevailing Federal Tax Rate                      $  52,849
     Evaluation Allowance                                            (52,849)
                                                                   ---------
              Net Tax Asset                                        $     -0-
                                                                   =========
              Current Income Tax Expense                           $     -0-
              Deferred Income Tax Benefit                                -0-

NOTE #4 - Stockholders' Equity

Common Stock;

     The Company currently has 50,000,000 shares of common stock, with a par value of $0.001 authorized.

Non Cash Financing Activities;

     In 1992, the Company issued 1,000,000 shares for services valued at $2,500.

Stock Split;

     Pursuant to actions of the Sole Director taken on June 1, 1998 the 1,000 issued and outstanding shares of the Company were split on a 1,000 for 1 basis. Retroactive restatement of the issued shares have been made on the balance sheets, statement of stockholders' equity, and in the computation of earnings (loss) per share.

Issuance of Common Shares for Cash;

     On December 30, 1998, the Company issued in a Private Placement under Reg D.-Rule 504, 2,500,000 shares of its common stock at a unit price of $0.05 per unit (see common stock warrants below). The Company realized gross proceeds from the sale of the shares of $125,000. From the gross proceeds the Company paid $5,675 in legal fees incidental to the issuance of the shares.

Common Stock Warrants;

     The shares of common stock issued on December 30, 1998, were issued at a unit price of $0.05. Included in the unit were stock warrants for 5,000,000 shares at an exercise price of $0.175 per share. The warrants entitle the holder to purchase one additional share of common stock for each warrant held at any time on or before one year from the date of acquisition of the units by the purchaser.

Contributed Capital;

     On June 1, 1998, the Company was reinstated in the state of Florida. The Sole Director, an Officer of the Company paid $1,500 in costs, fees and delinquencies to accomplish the reinstatement. The Company issued no shares as compensation and will make no reimbursement to the Director/Officer for the cost of reinstatement.

                             NETWORTHUSA.Com., Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements -Continued-


NOTE #5 - Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little uncommitted cash and has experienced losses from inception. Without realization of additional adequate financing, it would be unlikely for the Company to pursue and realize its objectives. The Company is currently negotiating a Private Placement of its common stock to provide working capital for its domestic and foreign operations.

NOTE #6 - Related Party Transactions

An Officer of the Company loaned to the Company $5,000 on April 29, 1999. The note carries an annual interest rate of 8% and is due on demand.

NOTE #7 - Subsequent Events

In January 2000, the Board of Directors approved a Private Placement in the amount of $500,000. On February 9, 2000, the Company received in subscription funds $500,000. In March 2000, the Company elected not to complete the $500,000 Private Placement by issuing the subscribed shares and returned to the subscribers $425,778 and committed to return the balance of $74,222, no later than April 27, 2000, no interest is to be paid or accrued on the remaining balance due. In the event the Company is unable to return the funds by April 27, 2000 an officer and director has agreed to loan sufficient funds to the Company to repay the full amount due.

In March 2000, the Company formed a corporation in Luxembourg as a wholly owned subsidiary. The Luxembourg corporation is NetworthEurope.Com S.A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on April 12, 2000.

                                               NetworthUSA.com, Inc.,
                                               a Florida corporation


                                               By:  /S/ Randy Miller
                                                   ---------------------------
                                                    Randy Miller
                                               Its: Secretary and Treasurer