Form 10QSB
period 2000-03-31
NETWORTHUSA COM INC
filed 2000-05-22
CIK 1096688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


COMMISSION FILE NUMBER:


                              NetworthUSA.com, Inc.
        (Exact name of small business issuer as specified in its charter)

Florida                                       6029               95-4720231
(State or other jurisdiction of (Primary Standard Industrial  (I.R.S. Employer
incorporation or organization)   Classification Code Number) Identification No.)

8 Gaucho Drive, Rolling Hills Estates, California                          90274
(Address of principal executive offices)                              (Zip Code)

                                  310.831.9285
                (Issuer's Telephone Number, including Area Code)



                              Thomas E. Stepp, Jr.
                              Stepp & Beauchamp LLP
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                             Telephone: 949.660.9700
                             Facsimile: 949.660.9010
            (Name, Address and Telephone Number of Agent for Service)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2000, there were 8,500,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              NetWorthUSA.Com, Inc.
                          (A Development Stage Company)

                   Consolidated Reviewed Financial Statements

                      March 31, 2000 and December 31, 1999

                             NETWORTHUSA.COM., Inc.
                          (A Development Stage Company)
                                 Balance Sheets
          March 31, 2000 (Consolidated Unaudited) and December 31, 1999


                                                           March      December
                                                          31, 2000    31, 1999
                                                         ---------    ---------

         Assets

Current Assets

     Cash                                                $  10,655    $   1,071
     Prepaid Expenses                                          570          -0-
                                                         ---------    ---------

         Total Current Assets                               11,225        1,071

Other Assets

     Domain Name                                               420          420
                                                         ---------    ---------

         Total Other Assets                                    420          420
                                                         ---------    ---------

         Total Assets                                    $  11,645    $   1,491
                                                         =========    =========

         Liabilities & Stockholders' Equity

Current Liabilities

     Accrued Expenses                                    $   1,227    $   3,606
     Notes Payable - Shareholders                            5,000        5,000
     Loan Payable                                           74,222          -0-
                                                         ---------    ---------

         Total Current Liabilities                          80,449        8,606

Stockholders' Equity

     Common Stock, 50,000,000 Shares
       Authorized at $0.001 Par Value;
       8,500,000 Shares Issued & Outstanding                 8,500        8,500
     Paid In Capital                                       139,922      139,825
     Deficit Accumulated in the Development Stage         (217,226)    (155,440)
                                                         ---------    ---------

         Total Stockholders' Equity                        (68,804)      (7,115)
                                                         ---------    ---------

         Total Liabilities & Stockholders' Equity        $  11,645    $   1,491
                                                         =========    =========

                              NETWORTHUSA.Com, Inc.
                          (A Development Stage Company)
                       Statement Of Operations (Unaudited)
         For the Period January 1, 2000 to March 31, 2000 (Consolidated)
                and the Period January 1, 1999 to March 31, 1999


                                                 March          March
                                                31, 2000       31, 1999
                                               -----------    -----------

Revenues
     Interest Income                           $     1,846    $       -0-

Expenses

     Consulting Services                            24,000         12,500
     Legal Fees                                     16,332          1,200
     General & Administrative                       23,300          2,051
                                               -----------    -----------

         Total Expenses                             63,632         15,751
                                               -----------    -----------
         Net Loss                              $   (61,786)   $   (15,751)
                                               ===========    ===========

         Loss Per Share                              (0.01)        (0.00)

         Weighted Average Shares Outstanding     8,500,000      7,388,888




              See accountant's review report and accompanying notes

                              NETWORTHUSA.Com, Inc.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)
         For the Period January 1, 2000 to March 31, 2000 (Consolidated)
                and the Period January 1, 1999 to March 31, 1999


                                                            March       March
                                                           31, 2000    31, 1999
                                                           --------    --------

Cash Flows from Operating Activities

     Net Loss                                              $(61,786)   $(15,751)
     Changes in Operating Assets & Liabilities;
       (Increase) Decrease in Prepaid Expenses                 (570)        -0-
       Increase in Accrued Expenses                          (2,379)        -0-
       (Decrease) in Accounts Payable                           -0-    (109,239)
                                                           --------    --------

         Net Cash Used by Operating Activities              (64,735)   (124,990)

Cash Flows from Investing Activities                            -0-         -0-
                                                           --------    --------

Cash Flows from Financing Activities

     Notes Payable - Shareholders                            74,222         -0-
     Loans Payable                                               97         -0-
                                                           --------    --------

         Net Cash Provided from Financing Activities         74,319         -0-
                                                           --------    --------

         Increase (Decrease) in Cash                          9,584    (124,990)

         Cash at Beginning of Period                          1,071     124,990
                                                           --------    --------

         Cash at End of Period                             $ 10,655    $    -0-
                                                           ========    ========


              See accountant's review report and accompanying notes

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



              See accountant's review report and accompanying notes

                             NETWORTHUSA.COM., Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements -Continued-

NOTE #3 - Principals of Consolidation

The Company owns 309 shares of 310 total issued shares of NETWORTHEurope.Com, S.A. a Luxembourg Corporation. All Intercompany investments, loans and advances have been eliminated in the consolidation process. There have been no sales or expenses incurred between the two entities.

Minority interest is currently a deficit amount and the minority shareholder has no obligation to reimburse the Company for any losses incurred. Accordingly no minority interest has been recorded in the financial statements.

NOTE #4 - Loans Payable

The Company received stock subscriptions for shares of its common stock totaling $500,000. The stock subscriptions were not accepted by the Company and $425,778 was returned to the subscribers and the balance of $74,222 is to be repaid by April 27, 2000.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Our Development. We were originally incorporated as AMERICAN FINANCIAL SEMINARS, INC., pursuant to the laws of the State of Florida on July 17, 1992. We were inactive through June 1, 1998, because our corporate powers and privileges had been suspended by the Florida Secretary of State as a result of our failure to pay franchise taxes or file reports. We were reinstated on June 4, 1998. On June 5, 1998, we filed an Amendment to our Articles of Incorporation increasing our authorized capital stock from 1,000 shares of $1.00 par value common stock to 50,000,000 shares of $.001 par value common stock. On October 26, 1998, we filed an Amendment to our Articles of Incorporation changing to ENVIRONMENTAL OIL TECHNOLOGIES, INC. On January 11, 1999, we filed an Amendment to our Articles of Incorporation changing our name to AMERICAN INDUSTRIAL MINERALS GROUP, INC. On April 1, 1999, we filed an Amendment to our Articles of Incorporation changing our name to NETWORTHUSA.COM, INC. (previously defined as the "Company"). Our address is 8 Gaucho Drive, Rolling Hills Estates, California 90274. Our phone number is (310) 831-9285.

We have changed our management personnel several times since our inception in 1992. Specifically, from 1992 through July 15, 1998, our sole director was Mark Bryn. On July 15, 1998, Mr. Bryn resigned and John Xinos was appointed to serve as our sole director. Mr. Xinos was also appointed our President, Secretary and Treasurer. On or about January 7, 1999, Mr. Xinos resigned as our director, President, Secretary and Treasurer and Karl Hartz was appointed as our director and President, Secretary and Treasurer. On or about April 18, 1999, Mr. Hartz resigned as our director, President, Secretary and Treasurer and Robert Lockwood was appointed our sole director, President, Secretary and Treasurer. On or about January 14, 2000, Mr. Andre Pierrard was appointed to our Board of Directors. On or about February 4, 2000, Mr. Robert Gove resigned as our director. On or about February 4, 2000, Mr. Thomas Burke, Mr. Gregory Alan Burns, Mr. David R. Miller and Mr. Salvatore Buffone were appointed to our Board of Directors. On or about that same date, Mr. Burns was appointed as our President, Mr. Miller was appointed as Vice President, Mr. Pierrard was appointed as Vice President and Chief Operating Officer, Mr. Buffone was appointed Treasurer and Herbert Brugh was appointed as Secretary. Mr. John F. Moody was appointed as Chairman of the Board of the Advisory Board. On or about March 27, 2000, Mr. Burns resigned as an officer and a director. The remaining directors are: James Davis, Robert Lockwood, David Miller and Andre Pierrard. The current officers are: Robert Lockwood as President and David Miller as Secretary and Treasurer.

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

We have entered into a letter of intent with Laxford Finance Inc., a Luxembourg corporation ("Laxford"), to organize an asset management company pursuant to the laws of Luxembourg. We intend to operate this venture with Laxford through our subsidiary, NetworthEurope.com, S.A., a Luxembourg corporation. The Letter of Intent contemplates that our subsidiary will own approximately fifty percent (50%) in exchange for providing fifty percent of the initial start up capital. We anticipate that Laxford and a few financial institutions in Europe and North America will own the remaining fifty percent of the asset management company. We also anticipate that Laxford will provide initial asset management business to commence immediate operations. We are currently negotiating a finalized agreement for this venture.

Liquidity. We have been in the development stage since July 17, 1992 (inception). As of March 31, 2000, we had current assets of $11,225, $10,655 of which is represented in cash. At March 31, 2000, we had current liabilities of $80,449, the majority of which was represented by a loan payable of $74,222 which was due and payable on April 27, 2000. We did not have the cash available to pay $74,222 obligation, and therefore, one of our officers and directors loaned us the money to repay the debt.

We believe that we will require financing of approximately $1,000,000 for working capital during the next six months and to fund the required investment for the venture with Laxford. We will be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule. No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our cash requirements.

Results of Operations. As of March 31, 2000, we have not yet realized any revenue from operations. The Statement of Cash Flows for the three month period ended March 31, 2000 specifies a net loss of $61,786. We cannot predict when we will begin realizing positive revenue.

Our success is materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise substantial equity capital. We cannot presently estimate when we will begin to realize positive gross revenue. In order to satisfy our requisite budget, management has held and continues to conduct negotiations with various investors. We anticipate that these negotiations will result in additional investment income for us. To achieve and maintain competitiveness, we may be required to raise additional substantial funds. We anticipate that we will need to raise significant capital to develop, promote and conduct our operations. Such capital may be raised through public or private financing as well as borrowing and other sources. There can be no assurance that funding for our operations will be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vancouver, British Columbia, on May 19, 2000.

                                                  NetworthUSA.com, Inc.,
                                                  a Florida corporation


                                                  By:  /s/ David R. Miller
                                                       -------------------------
                                                       David R. Miller
                                                  Its: Secretary and Treasurer