Form 10QSB
period 2000-06-30
NETWORTHUSA COM INC
filed 2000-08-14
CIK 1096688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________


COMMISSION FILE NUMBER:


                              NetworthUSA.com, Inc.
        (Exact name of small business issuer as specified in its charter)

Florida                                6029                           95-4720231
(State or other           (Primary Standard Industrial          (I.R.S. Employer
jurisdiction of           Classification Code Number)        Identification No.)
incorporation
or organization)

8 Gaucho Drive, Rolling Hills Estates, California                       90274
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 10, 2000, there were 8,500,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                              NetWorthUSA.Com, Inc.
                          (A Development Stage Company)

                   Consolidated Reviewed Financial Statements

                       June 30, 2000 and December 31, 1999

                             NETWORTHUSA.COM., Inc.
                          (A Development Stage Company)
                                 Balance Sheets
          June 30, 2000 (Consolidated Unaudited) and December 31, 1999

                                                           June       December
                                                         30, 2000     31, 1999
                                                         ---------    ---------
         Assets

Current Assets

     Cash                                                $   5,604    $   1,071
                                                         ---------    ---------

         Total Current Assets                                5,604        1,071

Other Assets

     Domain Name                                               420          420
                                                         ---------    ---------

         Total Other Assets                                    420          420
                                                         ---------    ---------

         Total Assets                                    $   6,024    $   1,491
                                                         =========    =========

         Liabilities & Stockholders' Equity

Current Liabilities

     Accrued Expenses                                    $   8,386    $   3,606
     Notes Payable - Shareholders                           79,222        5,000
                                                         ---------    ---------

         Total Current Liabilities                          87,608        8,606

Stockholders' Equity

     Common Stock, 50,000,000 Shares
       Authorized at $0.001 Par Value;
       8,500,000 Shares Issued & Outstanding                 8,500        8,500
     Paid In Capital                                       139,825      139,825
     Deficit Accumulated in the Development Stage         (229,909)    (155,440)
                                                         ---------    ---------

         Total Stockholders' Equity                        (81,584)      (7,115)
                                                         ---------    ---------

         Total Liabilities & Stockholders' Equity        $   6,024    $   1,491
                                                         =========    =========

                              NETWORTHUSA.Com, Inc.
                          (A Development Stage Company)
                       Statement Of Operations (Unaudited)
    For the Three Months Period April 1, 2000 to June 30, 2000 (Consolidated)
                    and the Three Months Period April 1, 1999
               to June 30, 1999 For the Six Months Period January
                     1, 2000 to June 30, 2000 (Consolidated)
           and the Six Months Period January 1, 1999 to June 30, 1999

                                      April          April        January        January
                                    1, 2000        1, 1999        1, 2000        1, 1999
                                    to June        to June        to June        to June
                                   30, 2000       31, 1999       30, 2000       30, 1999
                                -----------    -----------    -----------    -----------
Revenues
     Interest Income             $      -0-     $      -0-     $      -0-     $      -0-

Expenses

     Consulting Services                -0-            -0-         24,000         12,500
     Legal & Accounting Fees          3,677          4,000         20,009          5,200
     General & Administrative         3,483          1,177         30,460          3,228
                                -----------    -----------    -----------    -----------

         Total Expenses               7,160          5,177         74,469         20,928
                                -----------    -----------    -----------    -----------

         Net Loss               ($    7,160)   ($    5,177)   ($   74,469)   ($   20,928)
                                ===========    ===========    ===========    ===========

         Loss Per Share               (0.00)         (0.00)         (0.01)         (0.00)

         Weighted Average
         Shares Outstanding       8,500,000      8,500,000      8,500,000      8,500,000


              See accountant's review report and accompanying notes

                              NETWORTHUSA.Com, Inc.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)
         For the Period January 1, 2000 to June 30, 2000 (Consolidated)
                 and the Period January 1, 1999 to June 30, 1999

                                                              June         June
                                                          30, 2000     31, 1999
                                                         ---------    ---------

Cash Flows from Operating Activities

     Net Loss                                            ($ 74,469)   ($ 20,928)
     Changes in Operating Assets & Liabilities;
       Increase in Accrued Expenses                          4,780     (102,991)
                                                         ---------    ---------


         Net Cash Used by Operating Activities             (69,689)    (123,919)

Cash Flows from Investing Activities                           -0-          -0-
                                                         ---------    ---------

Cash Flows from Financing Activities

     Notes Payable - Shareholders                           74,222          -0-
                                                         ---------    ---------

         Net Cash Provided from Financing Activities        74,222          -0-
                                                         ---------    ---------

         Increase (Decrease) in Cash                         4,533     (123,919)

         Cash at Beginning of Period                         1,071      124,990
                                                         ---------    ---------

         Cash at End of Period                           $   5,604    $   1,071
                                                         =========    =========


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

NOTE #4 - Loans Payable

The Company received stock subscriptions for shares of its common stock totaling $500,000. The stock subscriptions were not accepted by the Company and $500,000 was returned to the shareholders. The Company borrowed $75,222 from shareholder to provide working capital funds during the developmental stage.

NOTE #5 - Going Concern

Since its inception the Company has incurred losses from its operations. Funds have been provided by shareholders to working capital. The Company will attempt to acquire working capital from the sale of its common stock and a business opportunity through a merger or acquisition.

The Company is continuing the business plan for the development of an Internet banking system. This will require significantly more time and capital to accomplish than initially estimated. There is no specific detail yet for implementing this plan.

The Company is still having discussions and researching the establishment of an asset management company with Laxford Finance, Inc. The letter of intent, that was signed previously, has not been further negotiated into a final agreement and remains open at this time.

The Internet Banking System and Asset Management programs remain in the planning stage, The Company is now looking to an earlier opening of additional business operations. Discussions have commenced with other individuals and entities for incubation or acquisition of related businesses to provide operations and income for the Company . These discussions are related to associates of the Company and its previously established Luxembourg subsidiary. The Company will require $1,000,000.00 in working capital for this portion of the business operations and is planning for the financing to initiate the program.

June 1, 2000, Mr. Robert Lockwood resigned as an officer and director of the Company. Mr. James Davis also resigned as a Director of the Company on June 1, 2000. Mr. David R. Miller was placed as the sole officer of the Company and the remaining directors are David R. Miller and Andre Pierrard.

Item 2.  Management's Discussion and Analysis or Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Our Business. We intend to develop an Internet banking system offering international private banking services and securities brokerage services. Our development and proposed operations have been delayed significantly due to our inability to raise the capital necessary to fund our development. We are currently discussing joint venture and acquisition opportunities with various individuals and entities with related businesses in order to develop operations and generate revenues.

In March 2000, we entered into a letter of intent with Laxford Finance Inc., a Luxembourg corporation ("Laxford"), to form an asset management company in Luxembourg, which we intended to operate with Laxford through our subsidiary, NetworthEurope.com, S.A., a Luxembourg corporation. We are currently researching the feasibility of establishing an asset management company with Laxford and we have not negotiated a final agreement with Laxford.

On June 1, 2000, James Davis resigned as a director of the Company and Robert Lockwood resigned as President and a director of the Company. David R. Miller is our President, Secretary, Treasurer and a director of the Company and Andre Pierrard remains as a director of the Company.

Liquidity. We have been in the development stage since July 17, 1992 (inception). As of June 30, 2000, we had current assets of $5,604, all of which is represented in cash and current liabilities of $87,608, the majority of which was represented by a loan payable to a shareholder of $79,222.

Results of Operations. As of June 30, 2000, we have not yet realized any revenue from operations. The Statement of Cash Flows for the three month period ended June 30, 2000 specifies a net loss of $7,160. We cannot predict when we will begin realizing positive revenue.

Our Plan of Operation for the Next 12 Months. We are continuing to review our business plan and evaluate various opportunities. We anticipate that we will require approximately $1,000,000.00 in working capital to fund our proposed operations. We will be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule. No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our cash requirements.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         27   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Toronto, Ontario, on August 11, 2000.

                                         NetworthUSA.com, Inc.,
                                         a Florida corporation


                                         By:  /s/ David R. Miller
                                              ----------------------------------

                                              David R. Miller
                                         Its: President, Secretary and Treasurer