Form 10QSB
period 2000-09-30
NETWORTHUSA COM INC
filed 2000-11-20
CIK 1096688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

   [_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT  OF  1934  FOR  THE  TRANSITION   PERIOD  FROM   ____________   TO
          ____________


COMMISSION FILE NUMBER:


                                   EBUX, Inc.
        (Exact name of small business issuer as specified in its charter)


Florida                                              6029                                                95-4720231
(State or other jurisdiction of          (Primary Standard Industrial          (I.R.S. Employer Identification No.)
incorporation or organization)            Classification Code Number)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2000, there were 8,500,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   EBUX, Inc.
                        (Formerly NETWORTHUSA.COM., Inc.)
                          (A Development Stage Company)
                                 Balance Sheets
        September 30, 2000 (Consolidated Unaudited) and December 31, 1999


                                                        September      December
                                                         30, 2000      31, 1999
                                                        ---------     ---------
         Assets

Current Assets

  Cash                                                  $   1,129     $   1,071
                                                        ---------     ---------

    Total Current Assets                                    1,129         1,071

Other Assets

  Domain Name                                                 420           420
                                                        ---------     ---------

    Total Other Assets                                        420           420
                                                        ---------     ---------

    Total Assets                                        $   1,549     $   1,491
                                                        =========     =========

    Liabilities & Stockholders' Equity

Current Liabilities

  Accrued Expenses                                      $  44,877     $   3,606
  Notes Payable - Shareholders                             79,222         5,000
                                                        ---------     ---------

    Total Current Liabilities                             124,099         8,606

Stockholders' Equity

  Common Stock, 50,000,000 Shares
    Authorized at $0.001 Par Value;
    8,500,000 Shares Issued & Outstanding                   8,500         8,500
  Paid In Capital                                         139,825       139,825
  Deficit Accumulated in the Development Stage           (270,875)     (155,440)
                                                        ---------     ---------

    Total Stockholders' Equity                           (122,550)       (7,115)
                                                        ---------     ---------

    Total Liabilities & Stockholders' Equity            $   1,549     $   1,491
                                                        =========     =========


              See accountant's review report and accompanying notes

                                   EBUX, Inc.
                        (Formerly NETWORTHUSA.Com, Inc.)
                          (A Development Stage Company)
                       Statement Of Operations (Unaudited)
         For the Three Months Period July 1, 2000 to September 30, 2000
             (Consolidated) and the Three Months Period July 1, 1999
                              to September 30, 1999
        For the Nine Months Period January 1, 2000 to September 30, 2000
            (Consolidated) and the Nine Months Period January 1, 1999
                              to September 30, 1999


                                          July              July           January           January
                                       1, 2000        1, 1999 to        1, 2000 to        1, 1999 to
                                  September to         September         September         September
                                      30, 2000          31, 1999          30, 2000          30, 1999
                                   -----------       -----------       -----------       -----------
Revenues
     Interest Income               $       707       $       -0-       $     3,515       $       -0-

Expenses

     Consulting Services                35,532               -0-            59,667            13,500
     Legal & Accounting Fees             4,299             1,000            20,684             5,200
     General & Administrative            1,842               681            38,599             3,909
                                   -----------       -----------       -----------       -----------

         Total Expenses                 41,673             1,681           118,950            22,609
                                   -----------       -----------       -----------       -----------

         Net Loss                 ($    40,966)     ($     1,681)     ($   115,435)     ($    22,609)
                                   ===========       ===========       ===========       ===========

         Loss Per Share                  (0.00)            (0.00)            (0.01)            (0.00)

         Weighted Average
         Shares Outstanding          8,500,000         8,500,000         8,500,000         8,500,000


              See accountant's review report and accompanying notes

                                   EBUX, Inc.
                        (Formerly NETWORTHUSA.Com, Inc.)
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)
       For the Period January 1, 2000 to September 30, 2000 (Consolidated)
              and the Period January 1, 1999 to September 30, 1999


                                                          September       September
                                                           30, 2000        31, 1999
                                                          ---------       ---------
Cash Flows from Operating Activities

     Net Loss                                             ($115,435)      ($ 22,608)
     Changes in Operating Assets & Liabilities;
       Increase in Accrued Expenses                          41,271        (127,951)
                                                          ---------       ---------


         Net Cash Used by Operating Activities              (74,164)       (150,559)

Cash Flows from Investing Activities                            -0-             -0-
                                                          ---------       ---------

Cash Flows from Financing Activities
     Stock Issuance                                             -0-          25,000
     Notes Payable - Shareholders                            74,222           5,000
                                                          ---------       ---------

         Net Cash Provided from Financing Activities         74,222          30,000
                                                          ---------       ---------

         Increase (Decrease) in Cash                             58        (120,559)

         Cash at Beginning of Period                          1,071         124,990
                                                          ---------       ---------

         Cash at End of Period                            $   1,129       $   4,431
                                                          =========       =========


              See accountant's review report and accompanying notes

                                   EBUX, Inc.
                        (Formerly NETWORTHUSA.COM., Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE #1 - Organization

The Company was organized on July 17, 1992 under the laws of the state of Florida, as American Financial Seminars, Inc. On October 26, 1998, the Company filed an Amendment to the Articles of Incorporation changing its name to Environmental Oil Technologies, Inc. On January 11, 1999, the Articles of Incorporation were amended changing its name to American Industrial Minerals Group, Inc. On April 1, 1999, Articles of Amendment were filed changing the name to NETWORTHUSA.COM., Inc., on September 15, 2000, Articles of Amendment were filed changing the name to EBUX, Inc.

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

                                   EBUX, Inc.
                        (Formerly NETWORTHUSA.COM., Inc.)
                          (A Development Stage Company)
                    Notes to Financial Statements -Continued-


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

NOTE #4 - Loans Payable

The Company received stock subscriptions for shares of its common stock totaling $500,000. The stock subscriptions were not accepted by the Company and $500,000 was returned to the shareholders. The Company borrowed $74,222 from shareholder to provide working capital funds during the developmental stage.

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

Our Business. On or about September 15, 2000, we filed the necessary documents with the Secretary of State of Florida to change our name from NetworthUSA.com, Inc., to EBUX, Inc. We intend to develop an Internet banking system offering international private banking services and securities brokerage services. Our development and proposed operations have been delayed significantly due to our inability to raise the capital necessary to fund our development. Implementing our business plan will require more funds and time than initially predicted. We are currently discussing joint venture and acquisition opportunities with various individuals and entities with related businesses in order to develop operations and generate revenues.

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

Liquidity. We have been in the development stage since July 17, 1992 (inception). As of September 30, 2000, we had current assets of $1,129.00, all of which is represented in cash. As of September 30, 2000, we had current liabilities of $124,099.00, the majority of which was represented by notes payable to shareholders in the amount of $79,222.00. At September 30, 2000, current liabilities exceeded current assets by $122,970.00. The Statement of Operations for the nine-month period ended September 30, 2000, indicates a net loss of $115,435.00 compared to a net loss of $22,609.00 for the corresponding period in 1999. On December 31, 1999, we had current assets of $1,071.00 and current liabilities of $8,606.00. At September 30, 1999, current liabilities exceeded current assets by $7,535.00.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

Results of Operations. As of September 30, 2000, we have not yet realized any significant revenue from operations. The Statement of Cash Flows for the nine-month period ended September 30, 2000 specifies a net loss of $115,435.00. We cannot predict when we will begin realizing positive revenue.

Our Plan of Operations for Next 12 Months. We are continuing to review our business plan and evaluate various opportunities. We anticipate that we will require approximately $1,000,000.00 in working capital to fund our proposed operations. We will be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule. No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our cash requirements.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

On or about April 5, 2000, at least 51% of our shares entitled to vote voted in favor of changing the name of the company from NetworthUSA.com, Inc., to EBUX, Inc. On or about September 15, 2000, we filed the necessary documents with the Secretary of State of Florida to change our name from NetworthUSA.com, Inc., to EBUX, Inc.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

27   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Toronto, Ontario, on November 17, 2000.


                                        EBUX, Inc.,
                                        a Florida corporation


                                        By:  /s/ David R. Miller
                                             -----------------------------------
                                             David R. Miller

                                        Its:  President, Secretary and Treasurer