Form 10KSB
period 2000-12-31
EBUX INC
filed 2001-04-02
CIK 1096688

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
      For the transition period from -------- to ---------

      Commission File No.   000-27621

                            EBUX, Inc.
                           ------------
       (Exact name of Registrant as specified in its charter)

     Florida                                        95-4720231
- ---------------------------                        --------------
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification Number)

2300 W. Sahara Ave., Suite 500
Las Vegas, Nevada                                    89102
- ------------------------------                      --------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:(514) 830-4474

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12 (g) of the Act: 50,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for 2000 were $NIL.

The aggregate market value of the voting stock held by non-affiliates Computed by reference to the last reported sale price of such stock as of March 29, 2001 is $4,750,000.

The number of shares of the issuer's Common Stock outstanding as of March 26, 2001 is 8,500,000.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                       TABLE OF CONTENTS



PAGE

PART I

Item 1.     Description of Business                                   3
Item 2.     Description of Property                                   6
Item 3.     Legal Proceedings                                         6
Item 4.     Submission of Matters to a Vote of Security Holders       6

PART II

Item 5.     Market for Common Equity and
            Related Stockholder Matters                               7
Item 6.     Management's Discussion and Analysis
            Or Plan of Operation                                      8
Item 7.     Financial Statements                                      9
Item 8.   	Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                   10

PART  III

Item 9.     Directors and Executive Officers, Promoters
            and Control Persons; Compliance with
            Section 16(a) of the Exchange Act                        10
Item 10.    Executive Compensation                                   11
Item 11. 	Security Ownership of Certain Beneficial Owners
            And Management                                           11
Item 12.    Certain Relationships and Related Transactions           12
Item 13.    Exhibits and Reports on Form 8-K                         13

SIGNATURES

                              PART I

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements if assumptions upon which the forward-looking statements are based do not turn out to be true. The assumptions upon which the forward-looking statements are based include without limitation:
- -     The Company will obtain funding sufficient to execute its business plan.
- -     The Company will eventually achieve revenues from upgrades to the client software known as "Gnotella" sufficient to sustain the operations of the Company.
- -     Internet service providers will continue to support peer-to-peer initiatives.
- -     Bandwidth cost to its users will not increase to such extent that
      Gnotella loses commercial viability.
- -     The Company will be successful competing in a competitive market.
- -     The Company will be able to respond in an adequate manner to any unforeseen technological changes.
- -     The Company's key personnel will remain with the Company.
- -     The use of Gnotella will not be unduly restrained by governmental or legal action.

ITEM 1.    Description of Business

History

The Company was organized on July 17, 1992, under the laws of the state Of Florida. The initial name of the Company was American Financial Seminars, Inc.

Since its inception, the Company has sought out various business opportunities, none of which have been successful over a sustained period of time. At the end of the last fiscal year, the Company was without business operations and was seeking an acceptable business opportunity.

On February 22, 2001, 3838421 Canada Inc., a Canadian corporation ("3838421"), sold, transferred and assigned to the company its exclusive worldwide license to use and commercialize the client software known as the Gnotella Client ("Gnotella") and its associated trademark license. The business operations of the Company now consist of commercializing Gnotella and promoting peer-to-peer computing generally.

The Product

Gnotella is a distributed real time peer-to-peer online search and file-sharing program run from a user's desktop as a servent (a server and a client in a peer-to-peer network). Gnotella allows users to interface directly with each other with no intermediate or central authority. Users access and download Gnotella, which installs onto their computers. Once installed and executed on a computer connected to the Internet, the software locates other computers utilizing Gnotella or compatible software, and connects to one or more such computers, as determined by the user.

The totality of computers connected to each other utilizing Gnotella or compatible software is known as the Gnutella Network. Once connected, a user can search the Gnutella Network for files matching his or her search criteria, and download the files located onto his or her own computer. Gnotella allows users to search for and share any type of digital file, including without limitation, word processing, audio, video, text, spreadsheets, and software. A user can typically connect to and search thousands to tens of thousands of peers in the network, and can gain access to terabytes of information.

Since August 2000, there have been more than 750,000 downloads of the Gnotella client. While accurate counting is impossible in a true peer to peer network environment due to the absence of a centralized server, the company believes that the average number of Gnotella users per day has risen from 10,000 to 30,000 in November, 2000, to between 20,000 and 50,000 users in and since January, 2001. In addition, the company's server logs indicate that Gnotella version 0.9.8, released on March 2, 2001, was downloaded 123,568 times from the Gnotella.com website during the six day period of March 5th to March 11th, and 178,500 times from the same website since the day of its release. The average daily number of downloads from March 5th to March 11th, increased by 915% over the average number of daily downloads from February 25th to the 28th, being the days immediately preceding the release of version 0.9.8. All of the foregoing figures exclude the numbers compiled by approximately 15 other mirror websites providing downloads of the software external to Gnotella.com. The number of downloads from these sites are unavailable to the Company at this time. There have been downloads of Gnotella version 0.9.8 from users in 121 countries on five continents.

Gnotella, including its frequent upgrades and releases, has been available to the public online on a no charge basis since mid-2000. The Company will continue to provide the basic product at no charge and will commence offering added functionalities and deluxe features not available on the free version for a cost to be paid for by users.

Competition

At present, the Company is among the leaders in the continued development of the Gnutella Network protocol, and is thus in a state of both competition and cooperation with the other significant access points to the network. Free Peers Inc., ToadNode LLC, and LimeWire LLC (creators of BearShare, ToadNode, and LimeWire respectively) produce software similar in functionality to that of Gnotella.

Bearshare is written in C++. It has flags to represent the locales of the download sites and minor differences in the "look and feel" of the software, but at present does not differ significantly in functionality from the other major providers of access to the Gnutella Network.

LimeWire is written in Java, which makes it technically cross-platform but Also subject to certain peculiarities of that language.

ToadNode is programming its software in modular fashion. It has recently announced a Q2-2001 release of its software which supports plug-ins for different types of content - much like Netscape Navigator or Internet Explorer. It has also produced and documented a software development kit for outside developers to work from. It has elected to connect to OpenNap, a network similar in function to that provided at present by Napster, which may be viewed as an attempt to provide an alternative to certain of Napster's users in the event that Napster is either shut down or successfully manages to remove copyrighted material from its network.

We also view as our competition completely separate networks having Similar functionality as that provided by the Gnutella protocol, such as:
- -     Freenet
- -     Napster
- -     ICQ
- -     Groove Networks
Freenet is an open-source, not-for-profit protocol that provides encrypted connections in a peer-to-peer network similar to but distinct from the Gnutella Network. Its focus is on network anonymity and providing a forum for continued access to free trading of materials, copyrighted or not.

Napster is a centrally-managed peer-to-peer network devoted to the exchange of MP3 encoded music and sound files. Due to recent developments involving members of the recording industry's legal action against it, as well as the collaborations between it and certain companies within that industry, Napster's business model is uncertain.

ICQ is an example of a peer-to-peer instant messaging service that also has the capability to trade individual files. It is not at present involved in developing a system whereby users allocate resources on their individual nodes for purposes of expanding the network. ICQ is predominantly used for instant messaging and not a suitable platform for massive file swapping services.

Groove Networks specializes in peer-to-peer collaborative networking for The corporate environment. Though file sharing is one of the services provided, their focus is on central file synchronization as opposed to building a queryable network for the purpose of file sharing.

Also noteworthy are Duet, a Sony project, and MP3.COM, which are examples of the music industry's foray into the music file-swapping milieu. There have been several attempts by the members of the music community to provide copyrighted music online, both streamed and in MP3 format, for compensation.

Employees

As of March 30, 2001, the Company had four employees.

Research and Development Expenditures

The Company did not incur any research and development costs during the fiscal year ended December 31, 2000. The Company does expect to incur significant research and development costs in the future in connection the development of upgrades to Gnotella. The Company expects that these costs will eventually be passed along to clients who purchase Gnotella upgrades.

Subsidiaries

The Company has one subsidiary named NetworthEurope.com. It is a Corporation formed under the laws of the nation of Luxembourg. The Company holds 309 shares of the 310 shares issued and outstanding. The subsidiary has no operations or material assets.

Patents and Trademarks

The Company holds an exclusive worldwide license to use and commercialize Gnotella together with its trademark license. There is no expiration on the license or the trademark. Otherwise, the Company does not own any patents or trademarks.

Government Approval

The Company does not require any government approvals to produce its product and distribute the product over the Internet. It is possible that regulations may develop in the future requiring government oversight for the operations of the Company. The Company believes, however, that no such developments will occur in the near future.

ITEM 2.    Description of Property

The Company maintains its head office address at address at 2300 West Sahara Ave., Suite 500, Las Vegas, Nevada 89102. The Company pays no rent for the use of this address and is neither the owner nor lessee of any real property. The Company believes that as it hires additional employees it will need to secure additional office space to house its operations.

ITEM 3.    Legal Proceedings

The Company is not a party to any material legal proceedings and to the knowledge of the Company, no such proceedings are threatened or contemplated.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to the Company's security holders for a vote During the fourth quarter of the fiscal year ended December 31, 2000.

                             PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholders
           Matters

Market Information

The Company's common shares are currently listed on the OTC Bulletin Board Under the stock symbol EBXX. The high and the low bids for the shares for each quarter within the last two fiscal years were:

Quarter                       High        Low

1st Quarter 1999              2 7/8       1 1/2
2nd Quarter 1999              2 3/8       1 1/4
3rd Quarter 1999              2 1/4       1 1/4
4th Quarter 1999              2 5/16      1 3/8
1st Quarter 2000              1 9/16      11/16
2nd Quarter 2000              1 7/8       11/16
3rd Quarter 2000              1 1/4         5/8
4th Quarter 2000              2 3/4        9/16

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.
The source of the quotation information is E*TRADE, Quotes &
Research.

Holders of Common Stock

As of January 26, 2001, there were twenty registered shareholders of the Company's common stock.

Dividends

The Company has not declared any dividends since its incorporation. There are no dividend restrictions that limit the Company's ability to pay dividends on its common stock in its Articles of Incorporation or Bylaws. The Company's governing statute, Chapter 607 of Title 36 of the Florida Statutes, does provide limitations on the Company's ability to declare dividends. Section 607.06401 of Chapter 607 prohibits the Company from declaring dividends where, after giving effect to the distribution of the dividend:

1. the Company would not be able to pay its debts when they became due in the usual course of business; or

2. the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

At the present time there are no shareholders of the Company who have Rights preferential to those of the common shareholders.

Section 607.0623 of Chapter 607 allows the board of directors to issue shares of stock pro rata to the Company's shareholders as a share dividend.

Recent Sales of Unregistered Securities

The Company did not sell of any shares of its common stock during the fiscal year ended December 31, 2000.

ITEM 6.    Management's Discussion and Analysis or Plan of Operation

Plan of Operations

Our principal asset is a license to use and commercialize the client Software known as the "Gnotella Client" ("Gnotella"). We have four employees. Presently, our business operations are limited to making Gnotella available to the user public online free of charge.

Over the next 12 months, we intend to increase our employees from four
To approximately six or eight.    We will continue to provide Gnotella
to the user public free of charge. However, at some point, we will begin charging for added functionalities to the software and for deluxe features.

The Company is confident in its ability to raise $1,000,000 in operating Capital on or before May 23, 2001, in exchange for shares of common stock in the Company as called for in the agreement whereby the Company acquired its rights to Gnotella on February 22, 2001. Management believes sufficient resources exist to sustain the Company's operations until the funding is received. Upon receipt of the funding, the Company will have sufficient capital to fund its operations through the end of the second quarter of the fiscal year ending December 31, 2001. Thereafter, the Company will need to obtain additional funding to sustain its operations. There can be no guarantee that such funding will be available.

ITEM 7.    Financial Statements

                                                                    Page
                                                                   ------
Title Page                                                          F-1

Independent Auditor's Report                                        F-2

Financial Statements:

      Consolidated Balance Sheet                                    F-3

      Consolidated Statement of Operations                          F-4

      Consolidated Statement of Stockholders' Equity                F-5

      Consolidated Statements of Cash Flows                         F-6

      Notes to Consolidated Financial Statements                    F-7

                               EBUX, Inc.
                     (A Development Stage Company)

                   Consolidated Financial Statements

                       December 31, 2000 and 1999

                        Nilson & Associates
                   Certified Public Accountant
                          PO Box 11217
                    Salt Lake City, Utah  84147
                          (801) 521-2392

Troy F. Nilson, Certified Public Accountant     Steve T. Geurts, Principal
                                                Stacy A. Hadley, Principal


                      Independent Auditors' Report

Board of Directors
EBUX, Inc.

We have audited the accompanying consolidated balance sheets of EBUX, Inc., (a development stage company), (a Florida Corporation), as of December 31, 2000,and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of EBUX, Inc., as of December 31, 1999, were audited by other auditors whose report dated March 16, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements Present fairly, in all material respects, the financial position of EBUX, Inc., as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared Assuming the Company will continue as a going concern. As discussed in Note #5 to the consolidated financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Nilson & Associates

Nilson & Associates
Salt Lake City, Utah
March 27, 2001

                               EBUX, Inc.
                     (A Development Stage Company)
                      Consolidated Balance Sheets
                               December 31

                                            December          December
                                            31, 2000          31, 1999
                                            --------          --------
Assets
Current Assets
- --------------
Cash	                                   $  1,068          $   1,071
Prepaid Expenses                              1,038                -
                                           --------          ---------
Total Current Assets                          2,106              1,071

Other Assets
- ------------
Domain Name	                                420                420

Total Assets	                         $    2,526         $    1,491
                                         ==========         ==========
Liabilities & Stockholders' Equity

Current Liabilities
- -------------------
Accounts Payable	                 $   48,891         $    3,606
Accrued Interest					         5,129
Note Payable                                 79,222              5,000
                                          ---------         ----------
Total Current Liabilities                   133,242              8,606

Stockholders' Equity
- --------------------
Common Stock; 50,000,000 Shares
Authorized at $0.001 Par Value;
8,500,000; Shares Issued & Outstanding        8,500              8,500
Paid In Capital                             139,825            139,825
Deficit Accumulated in the Development
Stage                                      (279,041)          (155,440)
                                         -----------       ------------
Total Stockholders' Equity                 (130,716)            (7,115)
                                         -----------        ----------
Total Liabilities & Stockholders' Equity $    2,526         $    1,491
                                         ===========        ==========

The accompanying notes are an integral part of these financial statements

                                 EBUX, Inc.
                      (A Development Stage Company)
                  Consolidated Statements of Operations
                   For the Years Ended December 31, and
       Accumulated from July 17, 1992 (Inception) to December 31, 2000

                                                          Deficit
                                                          Accumulated
                                                          During the
                                                          Development
	                               2000       1999            Stage
                                 -----------  ----------- -----------
Revenues                         $   -        $    -      $     -

Expenses
- --------
Consulting Services                 65,470       13,500      172,970
Legal Fees                          26,337        8,730       55,067
General & Administrative            28,517       10,260       47,727
                                  ----------  ----------- -----------
Total Expenses                     120,324       32,490      275,164

Other Income (Expenses)
- -----------------------
Interest Income                     (1,852)         -         (1,852)
Interest Expense                     5,129          -          5,129
                                   ---------  -----------  ----------
Total Other Income (Expenses)        3,277          -          3,277

Net Loss                        $ (123,601)    $(32,490)   $(279,041)
                                ------------  -----------  ----------
Loss Per Share                  $    (0.01)    $  (0.00)

Weighted Average Shares
Outstanding                      8,500,000    7,388,888


The accompanying notes are an integral part of these financial
Statements

                                EBUX, Inc.
                      (A Development Stage Company)
              Consolidated Statement of Stockholders' Equity
            From July 17, 1992 (Inception) to December 31, 2000

                                                                Deficit
                                                              Accumulated
                                     Common Stock               Paid In
                                                              During the
                              Shares      Amount    Capital    Inception
                          ----------- ------------  --------- ------------
Balance, July 17, 1992
(Inception)                     -      $    -       $   -      $    -

Shares Issued for Services
Retroactively Restated      1,000,000     1,000       1,500

Loss for Year Ended
December 31, 1992                                                 (2,500)
                          ----------- ------------  --------- ------------
Balance,
December 31, 1992           1,000,000     1,000       1,500       (2,500)

No Activity from
January 1, 1993 to
January 1, 1998

Shares Issued for Cash
At $0.05 Per Share          2,500,000     2,500     122,500

Cost of Shares Sold                                  (5,675)

Contributed Capital                                   1,500

Loss for Year End
December 31, 1998	                                        (120,450)
                          ----------- ------------  --------- ------------

Balance,
December 31, 1998           3,500,000     3,500     119,825     (122,950)

Shares Issued for Cash
at $0.005 Per Share         5,000,000     5,000      20,000

Loss for Year Ended
December 31, 1999                                                (32,490)
                          ----------- ------------  --------- ------------
Balance,
December 31, 1999           8,500,000     8,500     139,825     (155,440)

Loss for Year Ended
December 31, 2000                                               (123,601)
                          ----------- ------------  --------- ------------

The accompanying notes are an integral part of these financial statements

Balance,
December 31, 2000           8,500,000  $  8,500    $139,825    $(279,041)

The accompanying notes are an integral part of these financial statements

                               EBUX, Inc.
                     (A Development Stage Company)
                 Consolidated Statements of Cash Flows
                 For the Years Ended December 31, and
           Accumulated Since Inception to December 31, 2000


                                                              Deficit
                                                             Accumulated
                                                             During the
                                         2000       1999      Inception
                                     -----------  ----------- -----------
Cash Flows from Operating Activities
- ------------------------------------
Net Loss                             $ (123,601)  $ (32,490)  $(279,041)
Non Cash Expenses                          -            -         2,500
(Increase) Decrease in Prepaid Expenses  (1,038)        -        (1,038)
Increase (Decrease) in Accrued Interest   5,129         -         5,129
Increase (Decrease) in Operating
Liabilities; Accounts Payable            45,285    (121,009)     48,891
                                     -----------  ----------- -----------
Net Cash Provided (Used)
by Operating Activities                 (74,225)   (153,499)   (223,559)

Cash Flows from Investing Activities
- ------------------------------------
Domain Name                                 -          (420)       (420)

Cash Flows from Financing Activities
- ------------------------------------
Loans from Shareholders                     -         5,000       5,000
Increase (Decrease) in Notes Payable     74,222          -       74,222
Cash from Sale of Common Shares             -        25,000     144,325
Cash Contributed by Shareholders            -            -        1,500
                                     -----------  ----------- -----------
Net Cash Provided by
Financing Activities                     74,222      30,000     225,047

Net Increase (Decrease) in Cash              (3)   (123,919)      1,068

Cash at Beginning of Period               1,071     124,990         -
                                     -----------  ----------- -----------
Cash at End of Period                $    1,068   $   1,071   $   1,068

Disclosure from Operating Activities
- ------------------------------------
Interest Expense                     $    5,129   $     -     $     -
Taxes                                       -           -           -

The accompanying notes are an integral part of these financial statements

                                 EBUX, Inc.
                      (A Development Stage Company)
               Notes to Consolidated Financial Statements

NOTE #1 - Organization
- ----------------------

The Company was organized on July 17, 1992 under the laws of the state of Florida, as American Financial Seminars, Inc. On October 26, 1998, the Company filed an Amendment to the Articles of Incorporation changing its name to Environmental Oil Technologies, Inc. On January 11, 1999, the Articles of Incorporation were amended changing its name to American Industrial Minerals Group, Inc. On April 1, 1999, Articles of Amendment were filed changing the name to NETWORTHUSA.Com., Inc. On September 28, 2000, the Company filed an Amendment to the Articles of Incorporation changing its name to EBUX, Inc.

The Company is currently considered to be a development stage company.

NOTE #2 - Significant Accounting Policies
- -----------------------------------------

A.  The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E.  Inventories:   Inventories are stated at the lower of cost,
    determined by the FIFO method or market.
F. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets of the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.
G.  Estimates:   The preparation of the financial statements in
    conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
8.  New Technical Pronouncements;

In February 1997, SFAS No. 129, "Disclosure of Information about
Capital Structure" was issued effective for periods ending after December 15, 1997. The Company has adopted the disclosure provisions of SFAS No. 129 effective with the fiscal year ended December 31, 1998.

                              EBUX, Inc.
                   (A Development Stage Company)
             Notes to Consolidated Financial Statements

NOTE #2 - Significant Accounting Policies -Continued-
- -----------------------------------------------------
In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 130 effective with the fiscal year ended December 31, 1998. Adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

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


NOTE #3 - Income Taxes
- ----------------------

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

                  Year of Loss     Amount      Expiration Date
                  ------------    ---------    ---------------
                      1992       $  2,500            2012
                      1993            -0-            2013
                      1994            -0-            2014
                      1995            -0-            2015
                      1996            -0-            2016
                      1997            -0-            2017
                      1998        120,450            2018
                      1999         32,490            2019
                      2000        123,601            2020

                                 EBUX, Inc.
                      (A Development Stage Company)
               Notes to Consolidated Financial Statements

NOTE #3 - Income Taxes -Continued-
- ----------------------------------
                                                2000        1999
                                              --------   --------
Current Tax Asset Value of Net Operating
Loss Carryforwards at Current Prevailing
Federal Tax Rate                             $  94,024   $ 52,849
Evaluation Allowance                           (94,024)   (52,849)
                                              --------   --------
Net Tax Asset                                $     -     $    -
                                              ========   ========
Current Income Tax Expense                   $     -     $    -
Deferred Income Tax Benefit                        -          -


NOTE # 4 - Net Earnings (Loss) Per Share
- ----------------------------------------

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period.
Diluted earnings (loss) per common shares are based on shares outstanding (computed as under BEPS) and dilutive potential common shares.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

Common shares outstanding during the entire period           8,500,000

Weighted-average shares paid for, but not issued during
the period.                                                        -

Weighted-average number of common shares used in basic EPS   8,500,000
   dilutive effect of options                                      -
                                                             ---------
Weighted-average number of common shares and dilutive
Potential common shares used in diluted EPS                  8,500,000
                                                             =========
NOTE #5 - Going Concern
- ------------------------

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little uncommitted cash and has experienced losses from inception. without realization of additional adequate financing, it would be unlikely for the Company to pursue and realize its objectives.

                               EBUX, Inc.
                    (A Development Stage Company)
              Notes to Consolidated Financial Statements


NOTE #6 - Notes Payable
- -----------------------

Unsecured note payable to a former officer of the
Company due on demand, interest at 8%.                    $   5,000

NOTE #7 - Related Party
- -----------------------

Borrowing include $74,222 at December 31, 2000, from an officer of the Company at 8% interest.

NOTE #8 - Principals of Consolidation
- -------------------------------------

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

NOTE #9 - Subsequent Event
- --------------------------

After the first year, the Company has entered into an agreement with another corporation (3838421 Canada Inc.) (Canada) to issue warrants to Canada for the purchase of 13,300,000 Company common shares at a fair market value (quoted price) as of February 9, 2001. The agreement also stipulates that certain designated shareholders of Canada and other affiliates of Canada shall be able to exchange their shares of Canada with shares of the Company on a 1:1 basis up to 1,000,000 shares. The agreement also stipulates that such shares being issued shall be registered with the Securities and Exchange Commission as soon as possible.

ITEM 8. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure

The Company has had no changes in or disagreements with its accountants on accounting or financial disclosures.

                            PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following information sets forth the name of the sole officer and Director of the Company, his present positions with the Company, and his biographical information.

Name                                Age            Office(s) Held
- ------------------------            --------       --------------------

Stephane Chouinard                  31             Director and President

Stephane Chouinard is the sole director of the Company and its President. He has held these positions since February 22, 2001. Since August of 2000, to the present, Mr. Chouinard has been a director and the CEO of 3827046
Canada Inc., a Canadian corporation.   During the same period of time, he
has also been a director and the CEO of 3838421 Canada Inc., a Canadian corporation. 3827046 Canada Inc. and 3838421 Canada Inc. are the originators of the Gnotella Client.

From July, 1998, through August, 2000, Mr. Chouinard was vice president corporate development for Planet411.com Inc., a corporation which provides retailers seeking to engage in e-commerce and seeking to develop an online sales distribution channel with a complete e-business solution. Planet411.com Inc. is a reporting company with the Securities and Exchange commission. Mr. Chouinard was a director of Planet411.com Inc. from July 1998 through January, 2001.

From 1997 through 1998, Mr. Chouinard was a director and executive officer Of 3415783 Canada Inc., doing business as "CorporationNet", for whom he negotiated the exclusive worldwide rights related to the C.S.I. Virgil Smartcard. Between 1995 and 1997, he was an independent marketing and communications consultant.

Terms of Office

Directors of the Company are appointed for a one year term to hold office Until the next annual meeting of the holders of the Company's common stock or until removed from office in accordance with the Company's by-laws. Officers of the Company are appointed by the Company's board of directors and hold office until removed by the Company's board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The following list identifies each person who, at any time during the Fiscal year ended December 31, 2000, was a director, officer, or beneficial owner of more than ten percent of the common shares of the Company (the "reporting persons").

Robert C. Lockwood
James E. Davis
Robert A. Gove
Thomas Burke*
David R. Miller*
Salvatore Buffone*
Gregory A. Burns*
Andre Pierrard*
Herbert M. Brugh*
Kurt Dalmata*

Each reporting person was required to file a Form 5 with the Securities And Exchange Commission within 45 days of the end of the fiscal year and provide the secretary of the Company with a copy of the filing or a written representation that no Form 5 was required from the applicable reporting person. The Company received no copies of Form 5's nor did it receive any written representations that none were required. Accordingly, the Company believes that each of the reporting persons failed to file the required Form 5.

Each reporting person with an * next to his name became a reporting person during the fiscal year. Each such person should have filed a Form 3 with the Securities and Exchange Commission within 10 days of becoming a reporting person and provide a copy of the form to the secretary of the Company. The Company received no copies of Form 3. The Company believes That each of the reporting persons with an * next to his name failed to file the required Form 3.

ITEM 10.    Executive Compensation

No officer or director of the Company received or accrued any plan, non-plan, cash or non-cash compensation from the Company during the fiscal year ended December 31, 2000. The Company did not sustain business operations during that time and no material services were rendered by the officers or directors.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 30, 2001, information regarding the beneficial ownership of shares by each person known by EBUX to own five percent or more of the outstanding shares, by each of the directors and by the officers and by the directors and officers as a group.

       Title                                     Amount and
        Of          Name and address of          Nature of       Percentage
       Class         Beneficial Owner       Beneficial Ownership  of Class
     ---------      -------------------     -------------------- ---------
      Common        Stephane Chouinard          5,333,333(1)      38.6%(2)
                    2039 Ch. Bord du Lac
                    Ile Bizard, QC  H9C 2M8

      Common        Robert Lockwood               900,000         10.8%
                    12746 Campbell Place
                    Surrey, British Columbia
                    Canada  V3V 6C8

      Common        All officers and directors
                    as a group (1 person)       5,333,333(1)      38.6%(2)

(1) Shares indicated are actually the right to acquire warrants for the purchase of such shares.
(2) Percentage is calculated assuming EBUX issued 5,333,333 shares upon the exercise of warrants.

ITEM 12.    Certain Relationships and Related Transactions.

Except as noted below, none of the following persons has any direct or Indirect material interest in any transaction to which the Company is a party since the beginning of the fiscal year ended December 31, 2000, or in any proposed transaction to which the Company is proposed to be a party:

(A)    any director or officer;

(B)    any proposed nominee for election as a director;

(C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

On February 22, 2001, 3838421 Canada Inc., a Canadian corporation ("3838421"), sold, transferred and assigned to the Company, its exclusive worldwide license to use and commercialize the client software known as the Gnotella Client and its trademark license associated therewith. Mr. Stephane Chouinard, the sole officer and director of the Company is also the CEO and a director of 3838421. Mr. Chouinard became an officer and director of the Company as a condition of the 3838421 transaction. In the transaction, Mr. Chouinard received a beneficial interest in warrants for the purchase of 5,333,333 common shares of the Company at the exercise price of $1.625 per share. Mr. Chouinard did not receive any benefit in the transaction that was not shared pro rata by all shareholders of 3838421.

ITEM 13.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K Exhibits

Exhibit 2.1:            Acquisition Agreement (1)
Exhibit 3.1:            Articles of Incorporation (2)
Exhibit 3.2:            Articles of Amendment filed June 4, 1998 (2)
Exhibit 3.3:            Articles of Amendment filed October 26, 1998 (2)
Exhibit 3.4:            Articles of Amendment filed January 11, 1999 (2)
Exhibit 3.5:            Articles of Amendment filed April 1, 1999 (2)
Exhibit 3.6:            Articles of Amendment filed September 28, 2000
Exhibit 3.7:            By-laws
Exhibit 21.1:           Subsidiaries of Registrant
- ----------------
(1) Previously filed as an exhibit to the Company's filing on Form 8-K on March 9, 2001.
(2) Previously filed as an exhibit to the Company's filing on Form 10-SB on October 13, 1999.

Reports on Form 8-K

The Company filed no reports on Form 8-K during the last quarter of the Fiscal year ended December 31, 2000, the period covered by this report.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EBUX, Inc.


By:    /s/ Stephane Chouinard
      ------------------------------
      Stephane Chouinard, President

      Date:  March 30, 2001


In accordance with the Securities Exchange Act, this report has been Signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


By:     /s/ Stephane Chouinare
      -----------------------------------
      Stephane Chouinard, Sole Director,
      Principal Executive Officer,
      Principal Financial Officer, and
      Principal Accounting Officer

      Date:  March 30, 2001