Form 10QSB
period 2001-03-31
PETAPEER HOLDINGS INC
filed 2001-05-15
CIK 1096688

                           UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[ X]  Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2001

[  ]  Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period            to           .
                               ------------   -----------
      Commission File Number       000-27621
                            -------------------

                       PETAPEER HOLDINGS INC.
      -----------------------------------------------------------
  (Exact name of small Business Issuer as specified in its charter)

Florida                                            95-4720231
-------------------------------                    -------------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification No.)

2300 W. Sahara, Ave., Suite 500
Las Vegas, Nevada                                  89102
-------------------------------                    -------------------
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code:    514-830-4474
                                                   -------------------

                             EBUX, Inc.
          8 Gaucho Drive, Rolling Hills Estate, CA  90274
          -------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days    [X ] Yes    [  ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,500,000 Shares of Common Stock outstanding as of May 15, 2001.

                  PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310
(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December
31, 2001.

                             EBUX, INC.
                   (A Development Stage Company)


                 CONSOLIDATED FINANCIAL STATEMENTS


                           MARCH 31, 2001
                      (Stated in U.S. Dollars)

                             EBUX, INC.
                   (A Development Stage Company)

                    CONSOLIDATED BALANCE SHEET
                     (Stated in U.S. Dollars)


--------------------------------------------------------------------------
                                                   MARCH 31    DECEMBER 31
                                                     2001         2000
--------------------------------------------------------------------------
ASSETS

Current
  Cash                                           $      513    $         -
  Subscriptions receivable                            1,333          1,333
                                                 -------------------------
                                                      1,846          1,333

Technology Costs                                     38,961              -
                                                 -------------------------
                                                 $   40,807    $     1,333
==========================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities       $   85,253    $     3,384
  Note payable                                       79,222              -
  Due to related company                             85,876              -
                                                 -------------------------
                                                    250,351          3,384
                                                 -------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock
  50,000,000 shares authorized at
    $0.001 par value
  8,500,000 shares issued and outstanding             8,500          8,500

Paid-In Capital Deficiency                           (7,167)        (7,167)

Deficit Accumulated During The Development Stage   (210,877)        (3,384)
                                                 -------------------------
                                                   (209,544)        (2,051)
                                                 -------------------------
                                                 $   40,807      $   1,333
==========================================================================

                             EBUX, INC.
                   (A Development Stage Company)

               CONSOLIDATED STATEMENT OF OPERATIONS
                     (Stated in U.S. Dollars)


--------------------------------------------------------------------------
                                                             PERIOD FROM
                                                   THREE      INCEPTION
                                                   ENDED     NOVEMBER 28
                                                   MONTHS      2000 TO
                                                   MARCH 31    MARCH 31
                                                   2001          2001
--------------------------------------------------------------------------
Expenses
  Accounting                                       $    3,779  $     3,779
  Amortization                                          1,694        1,694
  Legal                                                39,453       40,100
  Travel                                               15,279       17,998
  Marketing                                            12,563       12,563
  Computer expense                                      4,064        4,064
  Office and sundry                                     3,084        3,102
                                                 -------------------------
Net Loss                                           $   79,916  $    83,300
==========================================================================

Net Loss Per Share                                 $     0.01
=============================================================

Weighted Average Number Of Shares Outstanding       8,500,000
=============================================================

                             EBUX, INC.
                   (A Development Stage Company)

               CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Stated in U.S. Dollars)

--------------------------------------------------------------------------
                                                             PERIOD FROM
                                                   THREE      INCEPTION
                                                   ENDED     NOVEMBER 28
                                                   MONTHS      2000 TO
                                                   MARCH 31    MARCH 31
                                                   2001          2001
--------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss for the period                          $ (79,916)  $   (83,300)

Adjustment To Reconcile Loss To Net Cash
 Used By Operating Activities
   Amortization                                        1,694         1,694
   Increase in due to related company                 85,876        85,876
   Increase in subscriptions receivable                    -        (1,333)
   Increase in accounts payable and accrued
    Liabilities                                       32,446        36,898
                                                 -------------------------
                                                      40,100        39,835
                                                 -------------------------
Cash Flows From Investing Activity
   Technology costs                                  (40,655)      (40,655)
                                                 -------------------------
Cash Flows From Financing Activity
   Share capital                                           -         1,333
                                                 -------------------------
(Decrease) Increase In Cash                             (555)          513

Cash, Beginning Of Period                              1,068             -
                                                 -------------------------
Cash, End Of Period                                $     513   $       513
==========================================================================

                             EBUX, INC.
                   (A Development Stage Company)

               STATEMENT OF STOCKHOLDERS' DEFICIENCY

                           MARCH 31, 2001
                      (Stated in U.S. Dollars)


                                COMMON STOCK
                    --------------------------------
                       NUMBER             ADDITIONAL
                         OF                  PAID-IN
                       SHARES    AMOUNT      CAPITAL    DEFICIT      TOTAL
                    ------------------------------------------------------
Issuance Of Common
  Stock             20,000,000 $  1,333   $        -  $       -  $   1,333

Net Loss From Date
  Of Incorporation,
  November 28, 2000
  To December 31,
  2000                       -        -            -     (3,384)    (3,384)
                    ------------------------------------------------------
Balance,
  December 31, 2000 20,000,000    1,333            -     (3,384)    (2,051)

Adjustment To
 Number Of Shares
 Issued And
 Outstanding As A
 Result Of The
 Reverse Take-Over
 Transaction
  3838421 Canada
   Inc.            (20,000,000)  (1,333)           -          -     (1,333)
  EBUX, Inc.         8,500,000    8,500       (7,167)         -      1,333

Net Asset
 Deficiency Of
 EBUX, Inc. At
 Date Of Reverse
 Take-Over
 Transaction                 -        -            -   (127,577)  (127,577)

Net Loss For The
 Period                      -        -            -    (79,916)   (79,916)
                    ------------------------------------------------------
Balance,
 March 31, 2001      8,500,000  $ 8,500   $   (7,167) $(210,877) $(209,544)
                    ======================================================

                             EBUX, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                           MARCH 31, 2001
                      (Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2000 audited consolidated financial statements and notes thereto.


2.   SIGNIFICANT ACCOUNTING POLICIES

a)   Consolidation

These financial statements include the accounts of the Company, incorporated in Florida, and NetworthEurope.com
S.A., incorporated in Luxembourg, and 3838421 Canada Inc., a company incorporated in Canada (Note 3).

b)   Foreign Currency Translation

The Company's principal operations are located in Canada and its functional currency is the Canadian dollar. The financial statements of the Canadian subsidiary have been translated at the period end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. Adjustments arising from the translation of the Company's subsidiary's financial statements are included as a separate component of shareholders' equity.

c)   Capitalized Costs

Costs for developing computer software are capitalized when technological feasibility has been established for the computer software product. Capitalization of computer software costs will be discontinued when the product is available for general release to customers and such costs are amortized on a straight line basis over two years. At each balance sheet date, the unamortized capitalized costs of a computer software product shall be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off.

                             EBUX, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 2001
                     (Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)   Capitalized Costs (Continued)

The costs incurred in the design, configuration, coding, Installation, and testing of the Company's website up to its initial implementation are capitalized and amortized on a straight line basis over two years.

Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

d)   Revenue Recognition

The Company will generate revenue from registration fees for users who wish to upgrade or obtain additional functionalities made available by the Company on an ongoing basis. Revenue will be recognized as received.

e)   Loss Per Share

The loss per share is calculated using the weighted average number of common shares outstanding during the period.
Diluted earnings per share is not shown as the effect is anti-dilutive.


3.   ACQUISITION

Effective February 22, 2001, the Company:

i)   acquired the worldwide rights to a software application
     (known as Gnotella) for consideration of $1,000,000 payable to the vendor, 3838421 Canada Inc.;

ii) granted warrants to 3838421 Canada Inc. to acquire 13, 300,000 common voting shares of the Company. The warrants have no expiry date and are exercisable at a price of $1.625 per share. At March 31, 2001, no warrants have been exercised;

iii) granted warrants to the shareholders of 3838421 Canada
     Inc. to acquire 6,700,000 common voting shares of EBUX, Inc. (the "Company"). Effective the same date, a director of 3838421 Canada Inc. was appointed as sole director of the Company. At March 31, 2001, no warrants have been exercised.

                             EBUX, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 2001
                     (Stated in U.S. Dollars)


3.   ACQUISITION (Continued)

Since the above transactions and the board appointment result in the shareholders of 3838421 Canada Inc. acquiring control of EBUX, Inc., the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by 3838421 Canada Inc. of the net assets and liabilities of EBUX, Inc. Under this purchase method of accounting, the results of operations of EBUX, Inc. are included in the combined financial statements from February 22, 2001.

The reverse acquisition was a reorganization and recapitalization of a private operating company with a public shell in which no goodwill or other intangibles were recorded as part of the transaction. At February 22, 2001, EBUX, Inc. had a net asset deficiency of $127,577, therefore, on the granting of the warrants to acquire 13,300,000 common shares of EBUX, Inc., the net asset deficiency of $127,577 was charged to deficit. 3838421 Canada Inc. is deemed to be the purchaser for accounting purposes.

Accordingly, its net assets are included in the balance sheet at their previously recorded amounts. The acquisition is summarized as follows:

Current Assets
  Cash                                                 $      512
                                                       ----------

Current Liabilities
  Accounts payable                                         48,867
  Note payable                                             79,222
                                                       ----------
                                                          128,089
                                                       ----------
Net Asset Deficiency                                   $ (127,577)
                                                       ==========


All inter-company balances and transactions have been eliminated on consolidation, including the transfer of the software license rights referred to in (i) above.


4.   COMMITMENTS

i)   Pursuant to the acquisition to acquire the software rights
     (Note 3), the Company will enter into employment contracts with certain directors and officers.

ii) Pursuant to the acquisition agreement, the Company may issue 1,000,000 common shares to certain minority shareholders of companies affiliated with the vendor in exchange for their shareholdings in those companies.

                             EBUX, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 2001
                     (Stated in U.S. Dollars)

4.   COMMITMENTS (Continued)

iii) The Company is required to pay a license fee equivalent to 20% of revenue earned from the Gnotella software, plus 10% of financing proceeds to a company with directors in common with the Company and 3838421 Canada Inc. The amount is payable on a quarterly basis.


5.   SHARE PURCHASE WARRANTS

The Company issued 6,700,000 share purchase warrants to certain directors and officers of 3838421 Canada Inc. at a price of $1.625 per share. The warrants have no expiry date. No compensation expense has been recorded on the granting of these warrants as the exercise price of each warrant equals the fair value of the underlying common stock as of the grant date (A.P.B. Opinion No. 25).

If compensation expense had been recorded as calculated in accordance with F.A.S. No. 123, the Company's loss and loss per share for the period to March 31, 2001 would have been increased as indicated below.

Loss                                                  $     (3,725,104)
Loss per share                                        $          (0.44)

The calculation is based upon the Black-Scholes pricing model with the following assumptions; dividend yield, Nil percent for all years; expected volatility of 152%; risk free interest rate of 5.25%, and expected life of two years.


6.   RELATED PARTY TRANSACTIONS

a) Amounts due to a company related by way of common directors are interest free, unsecured and have no specified terms of repayment.

b) 3838421 Canada Inc. entered into a technology licence agreement, dated November 30, 2000, with a private company with common directors, whereby it acquired the rights to the technology subsequently transferred and assigned to EBUX, Inc. on February 22, 2001.

Under the terms of the agreement dated November 30, 2000, 3838421 Canada Inc. undertook to pay as consideration, 20% of revenue and 10% of financing receipts to the private company (excluding the financing proceeds referred to in the agreement of February 22, 2000).

    Item 2. Management's Discussion and Analysis or Plan of Operations

Plan of Operations

Our principal asset is a license to use and commercialise the client software known as "Gnotella" ("Gnotella"). Our business plan calls for the continued development of upgrades to Gnotella and the establishment of a broad user base for the software. Gnotella version 0.9.8 was released on March 2, 2001. Within 20 days of its release, version 0.9.8 was downloaded 408,275 times from the Gnotella.com website. Gnotella version 0.9.9 was released on March 22, 2001. From that date to April 30, 2001, version
0.9.9 was downloaded 582,291 times from the Gnotella.com website.
At the present time there are at lease 15 mirror websites from which Gnotella can be obtained. The number of downloads from these sites cannot be ascertained. From March 2, 2001, to April 30, 2001, there were 5,300,333 pageviews of the Gnotella.com website.

To date, we have provided the software free of charge. Management believes that providing Gnotella free of charge is instrumental in developing a committed user base. Funds obtained through the sale of equity capital are being used to fund operations to establish this base. Once our user base is in place to the satisfaction of management, we will begin charging for Gnotella upgrades and deluxe features.

We presently have equity capital subscriptions received and receivable totalling $2,000,000 which will fund company operations for the next
12 months. While management believes the subscriptions will be paid as agreed, there can be no guarantee the funding will be received. We have three employees at the present time. We expect to hire two to four more employees over the next 12 months.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

*   The Company will obtain funding sufficient to execute its business plan.
* The Company will eventually achieve revenues from upgrades to the client software known as "Gnotella" sufficient to sustain the operations of the Company.
* Internet service providers will continue to support peer-to-peer initiatives.
* Bandwidth cost to its users will not increase to such extent that Gnotella loses commercial viability.
*   The Company will be successful competing in a competitive market.
* The Company will be able to respond in an adequate manner to any unforeseen technological changes.
*   The Company's key personnel will remain with the Company.
* The use of Gnotella will not be unduly restrained by governmental or legal action.

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

  None

Item 2. Changes in Securities

  None

Item 3. Defaults upon Senior Securities

  None

Item 4. Submission of Matters to a Vote of Security Holders

  None

Item 5. Other Information

                         RISK FACTORS

An investment in the securities of the company is highly speculative and subject to a high degree of risk. Only those who can bear the risk of loss of their entire investment should participate. Prospective investors should carefully consider the following factors, among others, before making an investment in the common stock described in this document.

BECAUSE OF THE COMPANY'S LIMITED OPERATING HISTORY, IT MAY NOT BE
SUCCESSFUL IN ADDRESSING RISKS ASSOCIATED WITH A NEW BUSINESS

The Company has a very limited operating history. The Company has not yet begun to make sales of commercial versions of its product, and is a development stage company. The Company's business and prospects must be considered in light of the risks encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as peer-to-peer online file sharing. Some of these risks relate to the Company's ability to: execute its business and marketing strategy; continue to develop and upgrade its technology; respond to competitive developments; and hire, retain and motivate qualified personnel.

THE COMPANY MAY NOT BE PROFITABLE FOR THE FORESEEABLE FUTURE

The Company's product was first distributed to the public in the first quarter of 2000. To date, however, the product has been, and continues to be, distributed free of charge as the Company attempts to develop a broad user base for the product. Once the Company has established the user base to the satisfaction of management, it will be begin to charge for upgrades to the product. Accordingly, the Company has incurred significant losses since commencement of its current operations, and its losses are continuing. The Company intends to continue to expend financial and management resources on the development of upgrades to its product, and other aspects of its business. As a result, the Company expects operating losses and negative cash flows to continue for the foreseeable future. In addition, the Company anticipates that its operating losses will increase significantly from current levels.

THE COMPANY'S OPERATING RESULTS IN THE FUTURE WILL DEPEND UPON
ITS ABILITY TO MAINTAIN ACCEPTANCE IN THE USER MARKET AND DEAL
WITH COMPETITIVE PRESSURES.

For the Company to be successful, it will be necessary for it to meet various business and competitive pressures. For example, its success will depend on:

*  its ability to attract users as paying customers;
*  the introduction of new competing products or services by others;
*  price competition;

* the continued rapid development of the market for peer-to-peer online file sharing products;
*  its ability to be competitive in its product offerings;
*  the Company' ability to attract new personnel; and
* U.S. and foreign regulations relating to the peer-to-peer online file sharing products and the Internet generally.


The Company's market is new and the commercial versions of its product may not be generally accepted by users. If the Company cannot establish and grow a customer base of paying customers, the Company will not be able to generate sales and revenues or create economies of scale to offset its fixed and operating costs. The Company's future growth depends on the willingness of users to pay for peer-to-peer online file sharing software and the Company's ability to market its products in a cost-effective manner to a sufficiently large number of customers. If this market fails to develop, or develops more slowly than expected, or if the Company's services do not achieve market acceptance, its business would be adversely affected.


THE COMPANY IS ENTIRELY DEPENDENT UPON INTERNET SERVICE PROVIDERS CONTINUING TO SUPPORT PEER-TO-PEER INITIATIVES
The Company's product permits users to make their files available to others online and to search and download files that others have made online. Due the nature of the software and the Gnutella Network, the operation of the Company's product by its customers can consume large amounts of bandwidth. As this requirement is generally met by customers' Internet service providers, the continued viability of the Company's product is in large part dependent upon the continued willingness of internet service providers to permit users to run software such as the Company's product. Any prohibition by Internet service providers of peer-to-peer online file sharing software could have adversely affect the Company's business.

THE COMPANY IS VULNERABLE TO INCREASES IN THE COST OF BANDWIDTH

As the operation of the Company's product by its customers is bandwidth-intensive, requiring large amounts of bandwidth by each user connected to the Gnutella Network, any increase in the cost of bandwidth charged by customers' internet service providers could render the operation of the software prohibitively expense to individual customers, which would have adversely affect the Company's business.

THE COMPANY'S VULNERABILITY TO LACK OF CAPACITY, SYSTEM FAILURE
AND SYSTEM DEVELOPMENT RISKS COULD HURT ITS BUSINESS

The Company's product is and will continue to be made available to customers through network servers and systems operated by others. The satisfactory performance, reliability and availability of these networks will be critical to the Company's operations, its level of customer service, and its reputation and ability to attract and retain customers. These systems and operations are vulnerable to damage or interruption from fire, flood and other natural disasters, power loss, telecommunications failure, break-ins and similar events. Any systems interruption that impairs the Company's ability to provide its products will reduce the attractiveness of service offerings to online retailers, which could have an adverse affect on its revenues.

THE COMPANY FACES INTENSE COMPETITION AND COULD MAKE PRICING,
SERVICE OR MARKETING DECISIONS THAT COULD HARM ITS BUSINESS

The peer-to-peer online file sharing market is new, rapidly evolving and extremely competitive. The Company expects competition to intensify in the future. The Company currently competes directly with other providers and developers of peer-to-peer online file sharing software and solutions, developers and manufacturers of other file sharing products, including recordable media such as floppy diskettes, recordable CD ROM, as well as software such as e-mail clients capable of sending file attachments. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than the Company. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases. In addition, new technologies and the expansion of existing technologies, are expected to result in additional competition.

THE COMPANY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE WHICH COULD
RENDER THE COMPANY'S TECHNOLOGY AND SYSTEMS OBSOLETE

The Company's future success will depend on its ability to offer software products that incorporate leading technology and address the increasingly sophisticated and varied needs of current and prospective customers. The Company's market is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. Future advances in technology may not be beneficial to or compatible with, its business. In addition, the Company may not be able to incorporate advances on a cost-effective and timely basis. In addition, keeping pace with the technological advances may require substantial expenditures and lead time.

ANY LOSS OF THE COMPANY'S PERSONNEL OR INABILITY TO ADD NEW
PERSONNEL COULD HARM THE COMPANY'S BUSINESS

The Company's future success depends significantly on the continued services and performance of its management. The Company's performance also depends on its ability to retain and motivate its key employees. The loss of the services of any of the Company's executive officers or other key employees could cause significant disruption in the Company's business. The Company has no long-term employment agreements with senior management and does not currently maintain any "key person" life insurance. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, operations, merchandising, sales and marketing and customer service personnel. Competition for such personnel is intense, and the Company may not successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary personnel could impede its future success.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD ADD
ADDITIONAL COSTS AND RISKS TO DOING BUSINESS ON THE INTERNET AND
COULD HARM THE COMPANY'S BUSINESS

The Company is not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to peer-to-peer online file sharing. However, due to the increasing popularity and use of the Internet and peer-to-peer online sharing, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as: user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for peer-to-peer online file sharing may prompt calls for more stringent consumer protection, privacy and copyright laws that may impose additional burdens on those companies conducting business online. The adoption of additional laws or regulations may decrease the growth of peer-to-peer online file sharing, which could, in turn, decrease the demand for the Company's products and increase its cost of doing business. The applicability to the Internet of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, export or import matters, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues could create uncertainty in the Internet marketplace. Such uncertainty could reduce demand for the Company's products or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

THE COMPANY'S STOCK PRICE HAS BEEN AND COULD BE HIGHLY VOLATILE

The trading price of the Company's common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors including: variations in quarterly operating results; new products or services offered by the Company or its competitors; conditions or trends in the Internet and online commerce industries; changes in the economic performance and/or market valuations of other Internet, online service or retail companies; and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the Company's common stock, regardless of the Company's actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

None

(b)  Reports on Form 8-K

A report on Form 8-K was filed by the company on March 9, 2001 reporting a change of control under
Item 1 and the acquisition of an asset under Item 2.

                           SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

PETAPEER HOLDINGS INC.

Date:   May 15, 2001



By:  /s/ Stephane Chouinard
   ------------------------
   Stephane Chouinard, CEO