Form 10QSB
period 2001-06-30
PETAPEER HOLDINGS INC
filed 2001-08-15
CIK 1096688

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,668,224 Shares of Common Stock outstanding as of August 13, 2001.

                  PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310
(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and for the six months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                   PETAPEER HOLDINGS, INC.
                    (Formerly EBUX, Inc.)
                (A Development Stage Company)


                CONSOLIDATED FINANCIAL STATEMENTS


                       JUNE 30, 2001
                (Stated in U.S. Dollars)

                   PETAPEER HOLDINGS, INC.
                    (Formerly EBUX, Inc.)
                (A Development Stage Company)

                  CONSOLIDATED BALANCE SHEET
                   (Stated in U.S. Dollars)

--------------------------------------------------------------------------
                                               JUNE 30        DECEMBER 31
                                                2001             2000

ASSETS
  Current
    Cash                                     $   12,859        $        -
    Subscriptions receivable                      1,333             1,333
    Accounts receivable                             653                 -
    Prepaid expenses                             10,000                 -
                                             ----------        ----------
                                                 24,845             1,333

Capital Assets, net of depreciation
  (Note 4)                                        3,496                 -
Technology Costs, net of amortization            33,879                 -
                                             ----------        ----------
                                             $   62,220        $    1,333
==========================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities   $  186,750        $    3,384
  Note payable                                   79,222                 -
  Due to related company                          8,366                 -
                                             ----------        ----------
                                                274,338             3,384
                                             ----------        ----------
STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock
  50,000,000 shares authorized at $0.001
  par value
   9,668,224 shares issued and
   outstanding (Note 7(a))                        8,500             8,500

Paid-In Capital (Deficiency)                     (7,167)           (7,167)
Common Stock Subscribed (Note 7(b))             221,731                 -
Deficit Accumulated During The
Development Stage                              (435,182)           (3,384)
                                             ----------        ----------
                                               (212,118)           (2,051)
Total Stockholders' Equity (Deficiency)        (212,118)           (2,051)
                                             ----------        ----------
                                             $   62,220        $    1,333
==========================================================================

                      PETAPEER HOLDINGS, INC.
                       (Formerly EBUX, Inc.)
                   (A Development Stage Company)

               CONSOLIDATED STATEMENT OF OPERATIONS
                     (Stated in U.S. Dollars)

--------------------------------------------------------------------------
                                                             PERIOD FROM
                                   THREE        SIX          INCEPTION
                                   MONTHS       MONTHS       NOVEMBER 30
                                   ENDED        ENDED        2000 TO
                                   JUNE 30      JUNE 30      JUNE 30
                                   2001         2001         2001
--------------------------------------------------------------------------
Revenues                        $        -     $        -    $        -

Expenses
  Accounting                    $    3,393     $    7,172    $    7,172
  Amortization                       5,182          6,876         6,876
  Legal                             74,928        114,381       115,028
  Travel                             9,183         24,462        27,181
  Marketing                          5,734         18,297        18,297
  Computer expense                  31,711         35,775        35,775
  Office and sundry                  7,407         10,491        10,509
  Interest expense                   1,580          1,580         1,580
  Salaries and benefits             65,840         65,840        65,840
  Bank charges and foreign
   exchange                          3,672          3,672         3,672
  Advertising expense                2,000          2,000         2,000
  Investor relations                13,675         13,675        13,675
                                ------------------------------------------
Net Loss                        $  224,305     $  304,221    $  307,605
==========================================================================
Net Loss Per Share              $     0.03     $     0.04
=========================================================
Weighted Average Number Of
 Shares Outstanding              8,500,000      8,500,000
=========================================================

                     PETAPEER HOLDINGS, INC.
                      (Formerly EBUX, Inc.)
                 (A Development Stage Company)

               CONSOLIDATED STATEMENT OF CASH FLOWS
                  (Stated in U.S. Dollars)

--------------------------------------------------------------------------
                                                             PERIOD FROM
                                   THREE        SIX          INCEPTION
                                   MONTHS       MONTHS       NOVEMBER 30
                                   ENDED        ENDED        2000 TO
                                   JUNE 30      JUNE 30      JUNE 30
                                   2001         2001         2001
--------------------------------------------------------------------------
Cash Flows From
 Operating Activities

Net loss for the period         $ (224,305)    $ (304,221)   $ (307,605)

Adjustment To Reconcile Loss To
Net Cash Used By Operating
Activities
  Amortization                       5,182          6,876         6,876
  Increase in due to related
   company                         (77,510)         8,366         8,366
  Increase in subscriptions
   receivable                            -              -        (1,333)
  Increase in accounts payable
   and accrued liabilities         101,497        133,943       138,395
  Increase in accounts
   receivable                         (653)          (653)         (653)
  Increase in prepaid expenses     (10,000)       (10,000)      (10,000)
                                ------------------------------------------
                                  (205,789)      (165,689)     (165,954)
                                ------------------------------------------
Cash Flows From Investing
 Activities
   Technology costs                      -        (40,655)      (40,655)
   Capital assets                   (3,596)        (3,596)       (3,596)
                                ------------------------------------------
                                    (3,596)       (44,251)      (44,251)
                                ------------------------------------------

Cash Flows From Financing
 Activities
   Share capital                         -              -         1,333
Share subscription
                                   221,731        221,731       221,731
                                ------------------------------------------
                                   221,731        221,731       223,064
                                ------------------------------------------
Increase In Cash                    12,346         11,791        12,859

Cash, Beginning Of Period              513          1,068             -
                                ------------------------------------------
Cash, End Of Period             $   12,859     $   12,859    $   12,859
==========================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During the period, the Company issued 1,168,224 common shares in satisfaction of debt totalling $1,000,000 to its subsidiary.

                     PETAPEER HOLDINGS, INC.
                      (Formerly Ebux, Inc.)
                  (A Development Stage Company)

              STATEMENT OF STOCKHOLDERS' DEFICIENCY

                         JUNE 30, 2001
                   (Stated in U.S. Dollars)








                                                   INVESTMENT
                COMMON STOCK                       IN
        -------------------------------            COMMON
           NUMBER           ADDITIONAL             STOCK OF
            OF              PAID-IN                PARENT BY
           SHARES   AMOUNT  CAPITAL    SUBSCRIBED  SUBSIDIARY   DEFICIT  TOTAL
        ----------------------------------------------------------------------
Issuance
of
common
stock   20,000,000 $ 1,333 $       - $        - $        - $       - $   1,333

Net
loss
from
date
of
incorporation,
November
30,
2000
to
December
31,
2000             -       -         -           -          -  (3,384)    (3,384)
        ----------------------------------------------------------------------

Balance,
December
31,
2000    20,000,000   1,333         -           -         -   (3,384)    (2,051)


Adjust-
ment
to
number
of
shares
issued
and
out-
standing
as a
result
of the
reverse
take-
over
trans-
action
 3838421
 Canada
 Inc.  (20,000,000)(1,333)         -          -           -        -    (1,333)
 EBUX,
 Inc.    8,500,000  8,500     (7,167)         -           -        -     1,333

Net
asset
deficiency
of
EBUX,
Inc.
at date
of
reverse
take-
over
trans-
action           -       -         -          -          -  (127,577) (127,577)


Net
loss
for
the
period           -       -         -          -         -    (79,916)  (79,916)
        ----------------------------------------------------------------------

Balance,
March
31,
2001     8,500,000   8,500    (7,167)         -         -   (210,877) (209,544)

Common
stock
sub-
scribed          -       -         -    221,731         -          -   221,731

Net
loss
for
the
period          -       -         -          -          -  (224,305) (224,305)
         ---------------------------------------------------------------------
Balance,
June 30,
2001    9,668,224   $9,668 $ 991,665 $221,731 $ (1,000,000)$(435,182)$(212,118)
==============================================================================

                   PETAPEER HOLDINGS, INC.
                    (Formerly EBUX, Inc.)
               (A Development Stage Company)

               NOTES TO FINANCIAL STATEMENTS

                      JUNE 30, 2001
                 (Stated in U.S. Dollars)



1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2000 audited consolidated financial statements and notes thereto.


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

  c)  Capital Assets

Capital assets are comprised of computer software and computer hardware which are recorded at cost and depreciated over their estimated useful lives as follows: computer software - three years; computer hardware - three years.

                   PETAPEER HOLDINGS, INC.
                    (Formerly EBUX, Inc.)
                (A Development Stage Company)

                NOTES TO FINANCIAL STATEMENTS

                       JUNE 30, 2001
                (Stated in U.S. Dollars)



2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

  d)  Capitalized Costs

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

The costs incurred in the design, configuration, coding, installation and testing of the Company's website up to its initial implementation are capitalized and amortized on a straight line basis over two years.

Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

  e)  Revenue Recognition

The Company will generate revenue from registration fees for users who wish to upgrade or obtain additional functionalities made available by the Company on an ongoing basis. Revenue will be recognized as received.

  f)  Loss Per Share

The loss per share is calculated using the weighted average number of common shares outstanding during the period.
Diluted earnings per share is not shown as the effect is anti-dilutive.


3.  ACQUISITION

    Effective February 22, 2001, the Company:

  i) acquired the worldwide rights to a software application
(known as Gnotella) for consideration of $1,000,000 payable to the vendor, 3838421 Canada Inc. (Note 7(a));

                   PETAPEER HOLDINGS, INC.
                    (Formerly EBUX, Inc.)
                (A Development Stage Company)

                NOTES TO FINANCIAL STATEMENTS

                       JUNE 30, 2001
                (Stated in U.S. Dollars)


3.  ACQUISITION (Continued)

  ii) granted warrants to 3838421 Canada Inc. to acquire 13, 300,000 common voting shares of the Company. The warrants have no expiry date and are exercisable at a price of $1.625 per share. At June 30, 2001, no warrants have been exercised;

  iii) granted warrants to the shareholders of 3838421 Canada Inc. to acquire 6,700,000 common voting shares of EBUX, Inc. (the "Company"). Effective the same date, a director of 3838421 Canada Inc. was appointed as sole director of the Company. At June 30, 2001, no warrants have been exercised.

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

Accordingly, its net assets are included in the balance sheet at their previously recorded amounts. The acquisition is summarized as follows:

Current Assets
  Cash                                         $     512
                                               ---------
Current Liabilities
  Accounts payable                                48,867
  Note payable                                    79,222
                                               ---------
                                                 128,089
                                               ---------
Net Asset Deficiency                           $(127,577)

All inter-company balances and transactions have been eliminated on consolidation, including the transfer of the software license rights referred to in (i) above.

                   PETAPEER HOLDINGS, INC.
                    (Formerly EBUX, Inc.)
                (A Development Stage Company)

                NOTES TO FINANCIAL STATEMENTS

                       JUNE 30, 2001
                (Stated in U.S. Dollars)

4.  CAPITAL ASSETS (Continued)

                             JUNE 30                     DECEMBER 31
                              2001                          2000
            -----------------------------------------   -------------
                         Accumulated         Net Book     Net Book
                Cost     Depreciation          Value       Value
Computer
 software    $ 2,883     $       80         $  2,803      $      -
Computer
 hardware        713             20              693             -
            -----------------------------------------   -------------
             $ 3,596     $      100         $  3,496      $      -


5.  COMMITMENTS

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


6.  SHARE PURCHASE WARRANTS

The Company issued 6,700,000 share purchase warrants to certain directors and officers of 3838421 Canada Inc. at a price of $1.625 per share. The warrants have no expiry date. No compensation expense has been recorded on the granting of these warrants as the exercise price of each warrant equals the fair value of the underlying common stock as of the grant date (A.P.B. Opinion No. 25).

If compensation expense had been recorded as calculated in accordance with F.A.S. No. 123, the Company's loss and loss per share for the six month period to June 30, 2001 would have been increased as indicated below.

Loss                                       $ (3,949,409)
Loss per share                             $      (0.42)

                   PETAPEER HOLDINGS, INC.
                    (Formerly EBUX, Inc.)
                (A Development Stage Company)

                NOTES TO FINANCIAL STATEMENTS

                       JUNE 30, 2001
                (Stated in U.S. Dollars)


6.  SHARE PURCHASE WARRANTS (Continued)

The calculation is based upon the Black-Scholes pricing model with the following assumptions; dividend yield, Nil percent for all years; expected volatility of 152%; risk free interest rate of 5.25%, and expected life of two years.


7.  SHARE CAPITAL

  a) On April 16, 2001, the Company issued 1,168,224 common shares at a price of $0.856 per share to 3838441 Canada
Inc., the Company's subsidiary, in satisfaction of the debt of $1,000,000 (Note 3(i)). This transaction was subsequently eliminated at consolidation.

  b) By a private offering memorandum, dated April 16, 2001, the Company intends to raise up to $2,000,000 by way of private placement. The Company will issue up to 2,851,604 common shares at a price of $0.70136 per share, and warrants entitling the holder to purchase one common share for each warrant held at a price of $0.70136 per share for a one year period.

As at June 30, 2001, $221,731 has been received by way of subscriptions.


8.  RELATED PARTY TRANSACTIONS

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Plan of Operations

Our principal asset is a license to use and commercialise the client software known as "Gnotella" ("Gnotella"). Our business plan calls for the continued development of upgrades to Gnotella and the establishment of a broad user base for the software. Gnotella version 0.9.9 was released on March 2, 2001. Gnotella version 1.0 was released on July 26, 2001. Between its release date and the release date of version 1.0, version 0.9.9 was downloaded 2,626,674 times. From its release date on July 26, 2001, through July 31, 2001, version 1.0 was downloaded 224,432 times. Since the time of its inception in mid-2000, there have been approximately 4 million downloads of Gnotella. There were 1,760,493 page views of the http://Gnotella.com website during July, 2001. Gnotella is currently in the top 15 on Cnet's Download.com "Most Popular" list, and has been on the chart for 14 weeks.

All of the foregoing figures exclude the numbers compiled by other mirror Web sites providing downloads of the software external to http://Gnotella.com. There are at least 15 mirror Web sites from which Gnotella can be obtained. As the exact number of such mirror sites is unknown, the number of downloads from these sites cannot be ascertained. There are at this time more than 30 Web sites devoted to peer-to-peer computing which refer or point to http://Gnotella.com. There have been downloads of Gnotella from users on five continents, in at least 130 countries of which we are aware at this time, with a strong interest in Europe and South America.

To date, we have provided the software free of charge.
Management believes that providing Gnotella free of charge is instrumental in developing a committed user base. Once our user base is in place to the satisfaction of management, we will begin charging for Gnotella upgrades and deluxe features. Given the significant volume of traffic to our site, management also believes our site will be attractive to outside advertisers. The first third party advertisements were posted to our site on July 26, 2001.

Though operating revenues commenced with the initiation of advertising revenues on July 26, 2001, and charges for software upgrades and deluxe features will commence sometime in the future, it is impossible at this time to predict when operating revenues will become significant when compared to the operating expenses of the Company. In the mean time, funds obtained through the sale of equity capital are being used to fund the day to day operations of the Company. At the present time the Company has a subscription receivable from the sale of equity capital in the amount of $1,778,269. Management expects that this receivable will fund the operations of the Company for the next 12 months. While management believes the subscriptions will be paid as agreed, there can be no guarantee the funding will be received. We have three employees at the present time. We expect to hire two to four more employees over the next 12 months.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

  - The Company will obtain funding sufficient to execute its business plan.
  - The Company will eventually achieve revenues from upgrades to the client software known as "Gnotella" sufficient to sustain the operations of the Company.
  - Internet service providers will continue to support peer-to-peer initiatives.
  - Bandwidth cost to its users will not increase to such extent that Gnotella loses commercial viability.
  - The Company will be successful competing in a competitive market.
  - The Company will be able to respond in an adequate manner to any unforeseen technological changes.
  -   The Company's key personnel will remain with the Company.
  - The use of Gnotella will not be unduly restrained by governmental or legal action.

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

        None

                            SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

PETAPEER HOLDINGS INC.

Date:   August 14, 2001



By:     /S/ Stephane Chouinard
        ------------------------
        Stephane Chouinard, CEO