Form 10QSB
period 2001-09-30
PETAPEER HOLDINGS INC
filed 2001-11-14
CIK 1096688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  September  30,  2001

    [   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities
              Exchange Act  of  1934

     For  the  transition  period ----------  to


          Commission  File  Number          000-27621
                                            ---------

                             PETAPEER HOLDINGS INC.

          (Exact name of small Business Issuer as specified in its charter)

Florida                                   95-4720231
------------------------------------      ----------
(State  or  other  jurisdiction  of       (IRS  Employer Identification  No.)
incorporation  or  organization)


2300  W.  Sahara,  Ave.,  Suite  500
Las  Vegas,  Nevada                       89102
------------------------------------      -----
(Address  of  principal  executive        (Zip  Code)
 offices)

Issuer's  telephone  number,
 including  area  code:                   514-830-4474
------------------------------------      ------------



         (Former  name, former address and former fiscal year, if changed since last  report)
          ---------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    [X  ]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,668,224 Shares of Common Stock outstanding as of September 30, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                             PETAPEER HOLDINGS, INC.
                              (Formerly EBUX, Inc.)
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2001
                            (Stated in U.S. Dollars)


                             PETAPEER  HOLDINGS,  INC.
                              (Formerly EBUX, Inc.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                            (Stated in U.S. Dollars)




                                                    SEPTEMBER 30    DECEMBER 31
                                                            2001           2000
                                                   --------------  -------------

ASSETS

Current
  Cash                                             $       3,457   $          -
  Subscriptions receivable                                 1,333          1,333
  Accounts receivable                                        887              -
  Prepaid expenses                                        16,750              -
                                                   --------------  -------------
                                                          22,427          1,333

Capital Assets, net of depreciation (Note 4)               4,670              -
Technology Costs, net of amortization                     28,797              -
                                                   --------------  -------------

                                                   $      55,894   $      1,333
                                                   ==============  =============

LIABILITIES

Current
  Accounts payable and accrued liabilities         $     210,857   $      3,384
  Note payable                                            79,222              -
  Due to related company (Note 8(a))                      23,756              -
  Loan payable                                            20,200              -
  Due to director (Note 8(c))                            117,818              -
                                                   --------------  -------------
                                                         451,853          3,384
                                                   --------------  -------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock
  50,000,000 shares authorized at $0.001 par value
    8,500,000 shares issued and outstanding                8,500          8,500

Paid-In Capital (Deficiency)                              (7,167)        (7,167)
Common Stock Subscribed (Note 7(b))                      231,731              -
Deficit Accumulated During The Development Stage        (629,023)        (3,384)
                                                   --------------  -------------
Total Stockholders' Equity (Deficiency)                 (395,959)        (2,051)
                                                   --------------  -------------

                                                   $      55,894   $      1,333
                                                   ==============  =============


                             PETAPEER  HOLDINGS,  INC.
                             (Formerly  EBUX,  Inc.)
                         (A  Development  Stage  Company)

                        CONSOLIDATED STATEMENT OF OPERATIONS
                              (Stated in U.S. Dollars)


                                                                         PERIOD FROM
                                                  THREE        NINE       INCEPTION
                                                  MONTHS      MONTHS     NOVEMBER 30
                                                  ENDED       ENDED        2000 TO
                                                  SEPTEM      SEPTEM
                                                 -BER 30     -BER 30     SEPTEMBER 30
                                                  2001         2001         2001
                                               -----------  -----------  ----------
Revenues                                       $        -   $        -   $       -

Expenses
  Accounting                                   $    5,757   $   12,929   $  12,929
  Amortization                                      5,517       12,393      12,393
  Legal                                             7,666      122,047     122,694
  Travel                                            2,011       26,473      29,192
  Marketing                                             -       18,297      18,297
  Computer expense                                 46,322       82,097      82,097
  Office and sundry                                 2,746       13,237      13,255
  Interest expense                                  1,598        3,178       3,178
  Salaries and benefits                            95,330      161,170     161,170
  Bank charges and foreign exchange                (1,400)       2,272       2,272
  Advertising expense                                   -        2,000       2,000
  Investor relations                               25,374       39,049      39,049
  Transfer agent                                    2,920        2,920       2,920
                                               -----------  -----------  ----------

Net Loss                                       $ (193,841)  $ (498,062)  $(501,446)
=============================================  ===========  ===========  ==========


Net Loss Per Share                             $    (0.02)  $    (0.06)
=============================================  ===========  ===========



Weighted Average Number Of Shares Outstanding   8,500,000    8,500,000
=============================================  ===========  ===========


                                PETAPEER  HOLDINGS,  INC.
                                (Formerly  EBUX,  Inc.)
                            (A  Development  Stage  Company)

                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Stated in U.S. Dollars)



                                                                                                        PERIOD FROM
                                                                           THREE           NINE          INCEPTION
                                                                          MONTHS          MONTHS        NOVEMBER 30
                                                                           ENDED           ENDED          2000 TO
                                                                        SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30
                                                                                2001            2001            2001
                                                                       --------------  --------------  --------------

Cash Flows From Operating Activities
  Net loss for the period                                              $    (193,841)  $    (498,062)  $    (501,446)

Adjustment To Reconcile Loss To Net Cash Used By
  Operating Activities
    Amortization                                                               5,517          12,393          12,393
    Increase in due to related company                                        15,390          23,756          23,756
    Increase in subscriptions receivable                                           -               -          (1,333)
    Increase in accounts payable and accrued
      liabilities                                                             24,107         158,050         162,502
    Increase in accounts receivable                                             (234)           (887)           (887)
    Increase in prepaid expenses                                              (6,750)        (16,750)        (16,750)
                                                                       --------------  --------------  --------------
                                                                            (155,811)       (321,500)       (321,765)
                                                                       --------------  --------------  --------------

Cash Flows From Investing Activities
  Technology costs                                                                 -         (40,655)        (40,655)
  Capital assets                                                              (1,609)         (5,205)         (5,205)
                                                                       --------------  --------------  --------------
                                                                              (1,609)        (45,860)        (45,860)
                                                                       --------------  --------------  --------------

Cash Flows From Financing Activities
  Share capital                                                                    -               -           1,333
  Share subscription                                                          10,000         231,731         231,731
  Loan payable                                                                20,200          20,200          20,200
  Due to director                                                            117,818         117,818         117,818
                                                                       --------------  --------------  --------------
                                                                             148,018         369,749         371,082
                                                                       --------------  --------------  --------------

Increase (Decrease) In Cash                                                   (9,402)          2,389           3,457

Cash, Beginning Of Period                                                     12,859           1,068               -
                                                                       --------------  --------------  --------------

Cash, End Of Period                                                    $       3,457   $       3,457   $       3,457
=====================================================================  ==============  ==============  ==============




SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  FINANCING  AND  INVESTING  ACTIVITIES:

During the nine month period ended September 30, 2001, the Company issued 1,168,224 common shares in satisfaction of debt totaling $1,000,000 to its subsidiary. The amount was subsequently eliminated at consolidation.


                                                  PETAPEER  HOLDINGS,  INC.
                                                   (Formerly  Ebux,  Inc.)
                                               (A  Development  Stage  Company)

                                             STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                      SEPTEMBER 30, 2001
                                                   (Stated in U.S. Dollars)



                                                                                      COMMON STOCK
                                                                    ----------------------------------------------
                                                                       NUMBER    ADDITIONAL
                                                                         OF        PAID-IN
                                                                       SHARES      AMOUNT    CAPITAL   SUBSCRIBED    DEFICIT
                                                                    ------------  --------  ---------  -----------  ----------
Issuance of common stock                                              20,000,000   $ 1,333  $      -   $         -  $
-

Net loss from date of incorporation, November 30, 2000
  to December 31, 2000                                                         -         -         -             -     (3,384)
                                                                     ------------  -------- ---------  -----------  ----------

Balance, December 31, 2000                                            20,000,000     1,333         -             -     (3,384)

Adjustment to number of shares issued and outstanding
  as a result of the reverse take-over transaction
    3838421 Canada Inc.                                              (20,000,000)   (1,333)        -             -          -
    EBUX, Inc.                                                         8,500,000     8,500    (7,167)            -          -

Net asset deficiency of EBUX, Inc. at date of reverse
  take-over transaction                                                        -         -         -             -   (127,577)
Net loss for the period                                                        -         -         -             -    (79,916)
                                                                     ------------  -------- ---------  -----------  ----------


Balance, March 31, 2001                                                8,500,000     8,500    (7,167)            -   (210,877)

Common stock subscribed                                                        -         -         -       221,731          -
Net loss for the period                                                        -         -         -             -   (224,305)
                                                                    ------------  --------  ---------  -----------  ----------

Balance, June 30, 2001                                                 8,500,000     8,500    (7,167)      221,731   (435,182)

Common stock subscribed                                                        -         -        -        10,000           -
Net loss for the period                                                        -         -
                                                                    ------------  --------  ---------  -----------  ----------


Balance, September 30, 2001                                            8,500,000   $ 8,500  $ (7,167)  $   231,731  $(629,023)
                                                                    ============  ========  =========  ===========  ==========


                             PETAPEER HOLDINGS, INC.
                              (Formerly EBUX, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of September 30, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2000 audited consolidated financial statements and notes thereto.


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

                             PETAPEER HOLDINGS, INC.
                              (Formerly EBUX, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                            (Stated in U.S. Dollars)



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

                             PETAPEER HOLDINGS, INC.
                              (Formerly EBUX, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                            (Stated in U.S. Dollars)



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

Accordingly, its net assets are included in the balance sheet at their previously recorded amounts. The acquisition is summarized as follows:


Current  Assets

  Cash                     $512
                      ----------

Current Liabilities
  Accounts payable       48,867
  Note payable           79,222
                        128,089
                      ----------

Net Asset Deficiency  $(127,577)
                      ==========



All inter-company balances and transactions have been eliminated on consolidation, including the transfer of the software license rights referred to in (i) above.



                            PETAPEER  HOLDINGS,  INC.
                             (Formerly  EBUX,  Inc.)
                        (A  Development  Stage  Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                            (Stated in U.S. Dollars)



4.   CAPITAL  ASSETS  (Continued)
                               SEPTEMBER 30                 DECEMBER 31
                                  2001                         2000
                   -----------------------------------      -----------
                             Accumulated      Net Book        Net Book
                    Cost     Depreciation     Value            Value
                   ------    -------------    --------      -----------
Computer software  $2,883  $         320      $  2,563      $       -
Computer hardware   2,322            215         2,107              -
                   ------  -------------      --------      -----------

                   $5,205  $         535      $  4,670      $       -
                   ======  =============      ========      ===========




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

If compensation expense had been recorded as calculated in accordance with F.A.S. No. 123, the Company's loss and loss per share for the nine month period to September 30, 2001 would have been increased as indicated below.

Loss                    $     4,139,866
Loss  per  share        $          0.45

                             PETAPEER HOLDINGS, INC.
                              (Formerly EBUX, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                            (Stated in U.S. Dollars)



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

As  at  September  30, 2001, $231,731 has been received by way of subscriptions.


8.     RELATED  PARTY  TRANSACTIONS

a) Amounts due to a company related by way of common directors are interest free, unsecured and have no specified terms of repayment.

b) 3838421 Canada Inc. entered into a technology license agreement, dated November 30, 2000, with a private company with common directors, whereby it acquired the rights to the technology subsequently transferred and assigned to EBUX, Inc. on February 22, 2001.

Under the terms of the agreement dated November 30, 2000, 3838421 Canada Inc. undertook to pay as consideration, 20% of revenue and 10% of financing receipts to the private company (excluding the financing proceeds referred to in the agreement of February 22, 2000).

c) Amount due to a director is interest free, unsecured and has no specified terms of repayment.

Item 2. Management's Discussion and Analysis or Plan of Operations

Plan  of  Operations

Our principal asset is a license to use and commercialise the client software known as "Gnotella" ("Gnotella"). Our business plan calls for the continued development of upgrades to Gnotella and the establishment of a broad user base for the software. Gnotella version 0.9.9 was released on March 2, 2001. Gnotella version 1.0 was released on July 26, 2001. Between its release date and the release date of version 1.0, version 0.9.9 was downloaded 2,626,674 times. From its release date on July 26, 2001, through September 31, 2001, version 1.0 was downloaded 1,647,076 times directly from the Gnotella.com website . Since the time of its inception in mid-2000, there have been approximately 5.3 million downloads of Gnotella. There were 4,647,231 page views of the http://Gnotella.com website during September, 2001. Gnotella is currently in its 27th week on Cnet's Download.com "Most Popular" list.

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

To date, we have provided the software free of charge. Management believes that providing Gnotella free of charge is instrumental in developing a committed user base. Once our user base is in place to the satisfaction of management, we will begin charging for Gnotella upgrades and deluxe features. Given the significant volume of traffic to our site, management also believes our site will be attractive to outside advertisers. The first third party advertisements were posted to our site on July 26, 2001. However, to date, revenue from advertisers is negligible when compared to the overall cash needs of the Company.

Though operating revenues commenced with the initiation of advertising revenues on July 26, 2001, and charges for software upgrades and deluxe features will commence sometime in the future, it is impossible at this time to predict when operating revenues will become significant when compared to the operating expenses of the Company. At September 30, 2001, the Company had cash totalling $3,457. Accordingly, funds obtained through the sale of equity capital are being used to fund the day to day operations of the Company.

On April 16, 2001, the Company commenced a private placement of shares at a price of $0.70136 per share. As of September 30, 2001, $231,731 had been raised under this placement. Management is not confident that additional money can be raised under this offering given the current public market price of the Company's stock. Management is therefore under the necessity of making alternative arrangements for the sale of equity funding. We believe that it will require $1,000,000 to fund the operations of the Company for the next 12 months. There can be no guarantee the funding will be received. We have three employees at the present time. We expect to hire two to four more employees over the next 12 months.

Petapeer recently entered into two business transactions that, if fully consummated, may have a material impact upon our continuing operations. First, in early November, Petapeer executed a letter of intent with Clarity Incentive Systems, to establish a mutually exclusive relationship whereby the two companies will jointly develop and market a proprietary rewards platform that brings together highly involved participants and industry leading suppliers. Clarity Incentive Systems develops electronic payment applications and processes payment transactions for emerging and specialized markets. The establishment of this relationship will assist us in developing an effective revenue model.

Additionally, in late October, Petapeer executed a memorandum of understanding with Strato Productions (2001) Inc. for the purchase by Petapeer of the shares of Strato, a private company that owns an established record label and recording studio. The memorandum of understanding is subject to a definitive agreement to be negotiated between the parties and a due diligence review to be performed by the companies' respective counsel within the coming weeks. If this acquisition comes to fruition, it may broaden our ability to bring new artists together with our existing user base and thereby enhance any future revenue model developed.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

-     The  Company  will obtain funding sufficient to execute its business plan.
- The Company will eventually achieve revenues from upgrades to the client software known as "Gnotella", as well as from the transactions described in the two paragraphs immediately preceding this section, sufficient to sustain the operations of the Company.
- Internet service providers will continue to support peer-to-peer initiatives.
- Bandwidth cost to its users will not increase to such extent that Gnotella loses commercial viability.
-     The  Company  will  be  successful  competing  in  a  competitive  market.
- The Company will be able to respond in an adequate manner to any unforeseen technological changes.
-     The  Company's  key  personnel  will  remain  with  the  Company.
- The use of Gnotella will not be unduly restrained by governmental or legal action.

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

                  99.1     Risk  Factors

          (b)     Reports  on  Form  8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

PETAPEER  HOLDINGS  INC.

Date     November  14,  2001



By:              /s/ Stephane  Chouinard
                 --------------------------
                 Stephane  Chouinard,  CEO