Form 10KSB
period 2001-12-31
PETAPEER HOLDINGS INC
filed 2002-05-20
CIK 1096688

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  December  31,  2001
                                    -------------------

[   ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  transition  period  from  _________  to  ____________

        Commission  File  No.  000-27621

                               Studio Bromont Inc.
                               -------------------
             (Exact name of Registrant as specified in its charter)

          Florida                                95-4720231
-----------------                                ---------
(State  or  other  jurisdiction  of              (I.R.S.  Employer
incorporation  or  organization)                 Identification  Number)

2300  W.  Sahara  Ave.,  Suite  500
Las  Vegas,  Nevada                              89102
-------------------                              -----
(Address  of  principal  executive  offices)     (Zip  Code)

Registrant's  telephone  number,
 including  area  code:                          (514)  891-9070
                                                 ---------------

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

Revenues  for  2001  were  $___________.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of May 16, 2002 is $760,000.

The number of shares of the issuer's Common Stock outstanding as of May 16, 2001 is 9,668,224.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                     PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements if assumptions upon which the forward-looking statements are based do not turn out to be true. The assumptions upon which the forward-looking statements are based include without limitation:


-     The  Company  will obtain funding sufficient to execute its business plan.
- The Company will eventually achieve revenues from the commercialization of the client software known as "Gnotella" sufficient to sustain the operations of the Company or will obtain other business interests or products that are commercially viable.

ITEM  1.     Description  of  Business

History

The Company was organized on July 17, 1992, under the laws of the state of Florida. The initial name of the Company was American Financial Seminars, Inc.

Since its inception, the Company has sought out various business opportunities, none of which have been successful over a sustained period of time. On February 22, 2001, 3838421 Canada Inc., a Canadian corporation ("3838421"), sold, transferred and assigned to the company its exclusive worldwide license to use and commercialize the client software known as the Gnotella Client ("Gnotella") and its associated trademark license. The business operations of the Company from February 22, 2001, through approximately December 17, 2001, was commercializing Gnotella and promoting peer-to-peer computing generally. In or around December, 2001, the development of Gnotella ceased and the Company began looking for other businesses or products that had potential for profit. The Company retained its rights in Gnotella and could commence developing Gnotella again in the future in the event the Company can obtain sufficient funding to do so and determines that it is in the best interest of the Company to do so.

In or around February, 2002, the Company entered into a plan of reorganization with Studio Bromont Inc. If the plan had been consummated, the business operations of the Studio Bromont Inc. would have become the business operations of the Company. The plan of reorganization was never closed, and in or around March, 2002, the plan expired according to its terms and was never consummated. In contemplation of the transactions set forth in the plan, the Company changed its name to Studio Bromont Inc. and that remains the name of the Company as of the date of this filing.

The business of the Company at the present time continues to be the searching out of products or businesses that the Company can acquire that have potential for profit.

General

The business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management. Management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital.

Selection  of  a  Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in may instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective business, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective business, the time required to prepare appropriate documents and agreements provided for the Company's participation, and other circumstances.

Acquisition  of  a  Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot not be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. Further, the Company does not have the assets necessary to make a business acquisition with cash. Therefore, any acquisition would have to be in exchange for Company stock. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

The Company will comply with all federal and state disclosure laws in connection with the acquisition of any target company including providing shareholders with audited financial statements when required. The Company also intends to provide shareholders with information including audited financial statements regarding a target company even if it is not required when it is reasonably possible to do so. If such disclosure is not required, it may be necessary in some instances, such as when time restraints will not permit disclosure, for the directors to determine that it is in the best interest of the shareholders to consummate an acquisition short of all possible disclosure.

Operation  of  Business  After  Acquisition

The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Government  Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in business. The use of assets and/or conduct of business which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experiences in business. There is no assurance that the Company will be successful in obtaining suitable investments.


Gnotella

As mentioned previously, the Company continues to own certain rights with respect to the commercialization of Gnotella software, though the exact status of and value of those rights may be subject to dispute. It is certain, however, that at the present time there is no development of nor promotion of Gnotella in behalf of the Company. It remains uncertain as to whether such development and promotion will commence in the future.

Gnotella is a real time peer-to-peer online search and file-sharing program run from a user's desktop as a servent (a server and a client in a peer-to-peer network). Gnotella allows users to interface directly with each other with no intermediate or central authority. Users access and download Gnotella, which installs onto their computers. Once installed and executed on a computer connected to the Internet, the software locates other computers utilizing Gnotella or compatible software, and connects to one or more such computers, as determined by the user.

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

There have been downloads of Gnotella version 0.9.8 from users in 121 countries on five continents. Despite the wide usage of the software as previously made available to the Internet public by the Company, the software was distributed basically free of charge. The Company was ultimately unsuccessful in developing a revenue structure that would return to the Company revenues sufficient to continue to develop and provide the software to the public.
Employees

As of May 16, 2002, the Company has no employees other than the services of our sole officer and director.

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

ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

No matters were submitted to the Company's security holders for a vote during the fourth quarter of the fiscal year ended December 31, 2001.


                                     PART II

ITEM  5.     Market  for  Registrant's  Common  Equity  and Related Stockholders
Matters

Market  Information

The Company's common shares are currently listed on the OTC Bulletin Board under the stock symbol SBRTE. The high and the low bids for the shares for each quarter within the last two fiscal years were:

Quarter                    High               Low
-------                    ----               ---

1st  Quarter  2000        1  9/16            11/16
2nd  Quarter  2000        1  7/8             11/16
3rd  Quarter  2000        1  1/4              5/8
4th  Quarter  2000        2  3/4              9/16
1st  Quarter  2001        2  3/4              9/16
2nd  Quarter  2001        1  11/16            5/8
3rd  Quarter  2001           15/16            1/8
4th  Quarter  2001            9/16            1/16

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The source of the quotation information for 2000 is E*TRADE, Quotes & Research. The source of the quotation information for 2001 is Yahoo Finance.

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

Recent  Sales  of  Unregistered  Securities

The Company did not sell of any shares of its common stock during the fiscal year ended December 31, 2001.

ITEM  6.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

Plan  of  Operations

Our principal asset is a license to use and commercialize the client software known as "Gnotella" ("Gnotella"). For most of the fiscal year ended December 31, 2001, our business plan called for the development of upgrades to Gnotella and the establishment of a broad user base for the software. During December, 2001, three of the four members of the board of directors of the Company resigned their positions and further development and promotion of Gnotella ceased. Since that time the remaining director has sought new business opportunity for the Company.

For the next 12 months, the Company will continue to seek out business opportunities in which it can engage and/or operating companies that it can acquire. At December 31, 2001, the Company had no working capital to meet the cash requirements of the Company. In addition, at that date the Company had current liabilities totaling $819,880. We therefore believe the Company will need to raise as much as $900,000 by selling common shares or by borrowing in order to have sufficient capital to meet its needs for the next 12 months. The Company attempted without success to raise sufficient capital to vigorously pursue its business during 2001. Accordingly, there is significant doubt as to whether we will be able to raise the $900,000. Therefore the day to day operations of the Company are contingent upon our creditors allowing us to proceed without immediate payment of our obligations and upon our ability to raise sufficient monies to sustain minimal operations while we search for a business opportunity. It is impossible to know at this point whether we will be successful in this attempt.

It should also be noted that the Company is obligated to satisfy the costs associated with filing the required reports under the Exchange Act of 1934. It appears at the present time that these costs will also have to be met through the continued sale of stock or by borrowing additional funds. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential business, products, technologies and companies for acquisition.

ITEM  7.     Financial  Statements
                                                                    Page
                                                                    ----
Title  Page                                                         F-1


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

     Consolidated  Statement  of  Operations                        F-4

     Consolidated  Statement  of  Stockholders'  Equity             F-5

     Consolidated  Statements  of  Cash  Flows                      F-6

      Notes  to  Consolidated  Financial  Statements                F-7

                                Petapeer  Holdings,  Inc.
                            (A  Development  Stage  Company)

                           Consolidated  Financial  Statements

                              December  31,  2001  and  2000

                          BIERWOLF, NILSON & ASSOCIATES
                           CERTIFIED PUBLIC ACCOUNTANTS
     A Partnership of         1453 South Major Street     Nephi J. Bierwolf, CPA
Professional Corporations    Salt Lake City, Utah 84115      Troy Nilson, CPA
--------------------------------------------------------------------------------


                             Independent  Auditor's  Report
                             ------------------------------

Board  of  Directors
Petapeer  Holdings,  Inc.
(A  Development  Stage  Company)


We have audited the accompanying balance sheets of Petapeer Holdings, Inc., (a Florida Corporation), as of December 31, 2001 and 2000, and the related statements of operations, retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Petapeer Holdings, Inc., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #10 to the consolidated financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Bierwolf, Nilson & Associates
Bierwolf,  Nilson  &  Associates
Salt  Lake  City,  Utah
May  17,  2002


--------------------------------------------------------------------------------
           MEMBERS OF AMERICAN INSTITUTE OF CPA's, SEC PRACTICE SECTION AND
                                UTAH ASSOCIATES OF CPA's

                              Petapeer  Holdings,  Inc.
                          (A  Development  Stage  Company)
                                   Balance  Sheet
                                    December  31


                                                         2001           2000
                                                    -------------   ------------
                                   Assets
Current Assets
--------------
  Subscriptions Receivable                          $      1,333    $    1,333
                                                    -------------   ------------

       Total Current Assets                                1,333         1,333

Other Assets
------------
  Capital Assets, Net of Depreciation                      4,164
  Technology Costs, Net of Amortization                   26,958             -
                                                    -------------   ------------

       Total Other Assets                                 31,122             -
                                                    -------------   ------------

       Total Assets                                 $     32,455    $    1,333
                                                    =============   ============

                    Liabilities & Stockholders' Equity
Current Liabilities
-------------------
  Accounts Payable and Accrued Liabilities          $    562,617    $    3,384
  Note Payable                                            99,422             -
  Note Payable - Related Party                           141,574             -
  Accrued Interest                                        16,267             -
                                                    -------------   ------------

       Total Current Liabilities                         819,880         3,384

Stockholders' Equity
--------------------
  Common Stock; 50,000,000 Shares
    Authorized at $0.001 Par Value;
    9,668,224 & 8,500,000; Shares Issued
    & Outstanding Respectively                             9,668         8,500
  Additional Paid In Capital (Deficit)                   991,665        (7,167)
  Common Stock Subscribed                                231,731             -
  Deficit Accumulated in the Development Stage        (1,020,489)       (3,384)
  Less: Treasury Stock                                (1,000,000)            -
                                                    -------------   ------------

       Total Stockholders' Equity                       (787,425)       (2,051)
                                                    -------------   ------------

       Total Liabilities & Stockholders' Equity     $     32,455    $    1,333
                                                    =============   ============



     The  accompanying  notes are an integral part of these financial statements

                                 Petapeer Holdings, Inc.
                              (A Development Stage Company)
                                 Statement of Operations
                         For the Years Ended December 31, and
                Accumulated from November 30, 2000 to December 31, 2001

                                                           Deficit
                                                         Accumulated
                                                         During the
                                                         Development
                                   2001         2000        Stage
                               -----------  -----------  -----------

Revenues                       $        -   $        -   $       -
--------                       -----------  -----------  -----------

Expenses
--------
  General & Administrative        408,644           17     408,661
  Depreciation & Amortization      14,738            -      14,738
  Legal Fees                      122,047          647     122,694
  Salaries & Benefits             306,488            -     306,488
  Travel                           26,473        2,720      29,193
                               -----------  -----------  -----------

Total Expenses                    878,390        3,384     881,774
                               -----------  -----------  -----------

Operating Income (Loss)          (878,390)      (3,384)   (881,774)

Other Income (Expenses)
-----------------------
  Interest Expense                (11,138)           -     (11,138)
                               -----------  -----------  -----------

    Total Other Income
    (Expenses)                    (11,138)           -     (11,138)
                               -----------  -----------  -----------

    Net Loss                   $ (889,528)  $  (3,384)     (892,912)
                               ===========  ===========  ===========

    Loss Per Share             $    (0.09)  $   (0.01)

    Weighted Average Shares
    Outstanding                 9,376,168    8,500,000



     The  accompanying  notes are an integral part of these financial statements

                               Petapeer  Holdings,  Inc.
                            (A  Development  Stage  Company)
                          Statement  of  Stockholders'  Equity
                  From December 31, 2000 (Inception) to December 31, 2001

                                                                       Deficit
                                                Additional           Accumulated
                                              Common  Stock            Paid In
                                                                     During the
                                     Shares      Amount     Capital     Stage
                                    --------------------------------------------
Balance, December 31, 2000          8,500,000   $  8,500 $   (7,167)$    (3,884)

Net Asset Deficiency of EBUX, Inc.
  at Date of Reverse Take-Over                                         (127,577)

Shares Issued for Software Rights
  at $0.856 Per Share               1,168,224      1,168    998,832

Common Stock Subscriptions                                  221,731

Common Stock Subscriptions                                   10,000

Loss for the Year Ended
December 31, 2001                                                      (889,028)
                                    --------------------------------------------

Balance, December 31, 2001          9,668,224   $  9,668 $1,223,396 $(1,020,489)
                                    ============================================



     The  accompanying  notes are an integral part of these financial statements

                               Petapeer  Holdings,  Inc.
                           (A  Development  Stage  Company)
                               Statement  of  Cash  Flows
                     For  the  Years  Ended  December  31,  and
            Accumulated  from  November  30,  2000  to  December  31,  2001


                                                                      Deficit
                                                                    Accumulated
                                                                    During  the
                                                                    Development
                                               2001        2000        Stage
                                           -----------  ----------  ------------

Cash Flows from Operating Activities
------------------------------------
  Net Loss                                 $ (889,528) $  (3,384)  $  (892,912)
  Adjustment to Reconcile (Loss) to Net
  Cash Used by Operating Activities;
    Deficiency from Subsidiary               (127,577)         -      (127,577)
    Depreciation & Amortization                14,738          -        14,738
    Increase in Accounts Payable              559,233      3,384       562,617
    Increase in Interest Payable               16,267          -        16,267
                                           -----------  ----------  ------------

    Net Cash Provided (Used) by
    Operating Activities                     (426,867)         -      (426,867)

Cash Flows from Investing Activities
------------------------------------
  Payments for Technology Costs               (40,655)         -       (40,655)
  Payments for Computer Equipmen               (5,205)         -        (5,205)
                                           -----------  ----------  ------------
    Net Cash Provided (Used) by
    Investing Activities                      (45,860)         -       (45,860)

Cash Flows from Financing Activities
------------------------------------
  Proceeds from Stock Subscriptions           231,731          -       231,731
  Proceeds from Notes Payable                  99,422          -        99,422
  Proceeds from Related Party Notes           141,574          -       141,574
                                           -----------  ----------  ------------
    Net Cash Provided (Used) by
    Financing Activities                      472,727          -       472,727
                                           -----------  ----------  ------------

Net Increase (Decrease) in Cash                     -          -             -

Cash, Beginning of Period                           -          -             -
                                           -----------  ----------  ------------

Cash, End of Period                        $        -   $      -    $        -
                                           ===========  ==========  ============


     The  accompanying  notes are an integral part of these financial statements

                             Petapeer  Holdings,  Inc.
                         (A  Development  Stage  Company)
                         Notes  to  Financial  Statements
                                 March  31,  2002

NOTE  1  -  Organization
------------------------

     The Company was organized on July 17, 1992 under the laws of the state of Florida, as American Financial Seminars, Inc. On October 26, 1998, the Company filed an Amendment to the Articles of Incorporation changing its name to Environmental Oil Technologies, Inc. On January 11, 1999, the Articles of Incorporation were amended changing its name to American Industrial Minerals Group, Inc. On April 1, 1999, Articles of Amendment were filed changing the name to NETWORTHUSA.Com., Inc. On September 28, 2000, the Company filed an Amendment to the Articles of Incorporation changing its name to EBUX, Inc. During the first quarter 2001, the Company filed an Amendment to the Articles of Incorporation changing its name to Petapeer Holdings, Inc.

NOTE  2  -  Significant  Accounting  Policies
---------------------------------------------

A.   The  Company  uses  the  accrual  method  of  accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets of the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.
F. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.




                                   Continued

                             Petapeer  Holdings,  Inc.
                         (A  Development  Stage  Company)
                         Notes  to  Financial  Statements
                                 March  31,  2002

NOTE  3  -  Acquisition
-----------------------

Effective  February  2,  2001,  the  Company;

H. acquired the worldwide rights to software application known as Gnotella for consideration of $1,000,000 payable to the vendor, 3838421 Canada, Inc.
I. granted warrants to 3838421 Canada Inc., to acquire 13,300,000 common voting shares of the Company. The warrants have no expiration date and are exercisable at a price of $1.625 per share. At June 30, 2001, no warrants have been exercised.
J. granted warrants to the shareholders of 3838421 Canada, Inc., to acquire 6,700,000 common shares of EBUX, Inc., (the "Company"). Effective the same date, a director of 3838421 Canda, Inc., was appointed as sole director of the Company. At June 30, 2001, no warrants have been exercised.

     Since the above transactions and the board appointment result in the shareholders of 3838421 Canada, Inc., acquiring control of Petapeer Holdings, Inc., the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by 3838421 Canada, Inc., of the net assets and liabilities of Petapeer Holdings, Inc. Under this purchase method of accounting, the results of the operations of Petapeer Holdings, Inc., are included in the combined financial statements from February 22, 2001.

     The reverse acquisition was a reorganization and recapitalization of a private operating company with a public development stage company in which no goodwill or other intangible assets were recorded as past of the transaction. At February 22, 2001, Petapeer had a deficit of $127,577, therefore, on the granting of the warrants to acquire 13,300,000 common shares of Petapeer, the net asset deficiency was charged to deficit. 3838421 Canada, Inc., is deemed to be the purchaser of Petapeer for accounting purposes.

     Accordingly, its net assets are included in the balance sheet at their previously recorded amounts. The acquisition is summarized as follows;

     Current  Assets
         Cash                     $      512
                                  -----------
     Current Liabilities
         Accounts Payable             48,867
         Note Payable                 79,222
                                  -----------
                                     128,089
                                  -----------
           Net Asset Deficiency   $ (127,775)
                                  ===========


     All inter-company balances and transactions have been eliminated on consolidation including the transfer of the software license rights referred to above.

                                   Continued

                             Petapeer  Holdings,  Inc.
                          (A  Development  Stage  Company)
                          Notes  to  Financial  Statements
                                  March  31,  2002


NOTE  4  -  Capital  Assets
---------------------------

                               December 30               December 31
                                   2001                      2000
                    -----------------------------------  -----------
                                Accumulated    Net Book   Net Book
                       Cost     Depreciation     Value      Value
                    ------------------------------------------------
Computer Software   $  2,883         577         2,306    $    -
Computer Hardware      2,322         464         1,858         -
                    ------------------------------------------------
                    $  5,205    $  1,041       $ 4,164    $    -
                    ================================================


NOTE  5  -  Commitments
-----------------------

i) Pursuant to the acquisition to acquire the software rights, the Company will enter into employment contract with certain directors and officers.
ii) Pursuant to the acquisition agreement, the Company may issue 1,000,000 common shares to certain minority shareholders of the Companies affiliated with the vendor in exchange for their shareholdings in those companies.
iii) The Company is required to pay a license fee equivalent to 20% of revenue earned from the Gnotella software, plus 10% of financing proceeds to a company with directors in common with the Company and 3838421 Canada, Inc. The amount is payable on a quarterly basis.

NOTE  6  -  Share  Purchase  Warrants
-------------------------------------

     The Company issued 6,700,000 share purchase warrants to certain directors and officers of 3838421 Canada, Inc., at a price of $1.625 per share. The warrants have no expiration date. No compensation expense has been recorded on the granting of these warrants as the exercise price of each warrant equals the fair value of the underlying common stock as of the grant date (A.P.B. Opinion No 25).

     If compensation expense had been recorded as calculated in accordance with the F.A.S. No. 123, the Company's loss and loss per share for the twelve month period to December 31, 2001 would have been increased as indicated below;

     Loss                        $(4,139,886)
     Loss Per Share                    (0.45)

     The calculation is based upon the Black Scholes pricing model with the following assumptions; dividend yield, Nil percent for all years; expected volatility of 152%; risk free interest rate of 5.25%, and expected life of two years.


                                   Continued

                            Petapeer  Holdings,  Inc.
                        (A  Development  Stage  Company)
                        Notes  to  Financial  Statements
                                March  31,  2002

NOTE  7  -  Share  Capital
--------------------------

a) On April 16, 2001, the Company issued 1,168,224 common shares at a par value of $0.856 per share to 3838421 Canada, Inc., the Company's subsidiary,  in  satisfaction  of  debt  of  $1,000,000
b) By a private offering memorandum, dated April 16, 2001, the Company intends to raise up to $2,000,000 by way of private placement. The Company will issue 2,851,604 common shares at a price of $0.70136 per share, and warrants entitling the holder to purchase one common share for each warrant held at a price of $0.70136 per share for a one year period.

     As of September 30, 2001, $231,731 has been received by way of subscriptions.

NOTE  8  -  Related  Party  Transactions
----------------------------------------

a) During 2001, officers and shareholders of the Company loaned the Co9mpany a total of $141,574. The notes are unsecured, non interest bearing, and due on demand.
b) 3838421 Canada, Inc., entered into a technology license agreement, dated November 30, 2000, with a private placement company with common directors, whereby it acquired the rights to the technology subsequently transferred and assigned to Petapeer on February 22, 2001.

Under the terms of the agreement dated November 30, 2000, 3838421 Canada, Inc., undertook to pay as consideration, 20% of revenue and 10% of financing receipts to the private company (excluding the financing proceeds referred to in the agreement of February 22, 2000).

NOTE  9  -  Notes  Payable
--------------------------

     The  Company  has  the  following  note  payable  obligations:

                                                                         2001
                                                                    ------------
     Note payable to former officer due on demand, and unsecured,
       plus interest payable annually at 12%.                       $    5,000
     Note payable to former officer due on demand, and unsecured,
       plus interest payable annually at 12%                            74,222

     Not payable to an individual, non interest bearing, unsecured,
       and due on demand.                                               20,200
                                                                    ------------
                                                                    $   99,422
                                                                    ============

     The amount of interest accrued to date on these notes is $16,267.

                                   Continued

                             Petapeer  Holdings,  Inc.
                          (A  Development  Stage  Company)
                          Notes  to  Financial  Statements
                                  March  31,  2002

NOTE  10  -  Going  Concern
---------------------------

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern.

NOTE  11  -  Net  Earnings  (Loss)  Per  Share
----------------------------------------------

     Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding warrants were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the years ended December 31, 2001 and 2000.

     The following data shows the shares used in computing loss per common share including dilutive potential common stock;

Common shares outstanding during the entire period                    9,376,168

Weighted-average shares paid for, but not issued during the period            -
                                                                     -----------
                                                                      9,376,168
Weighted-average number of common shares used in basic EPS
    dilutive effect of warrants                                               -
                                                                     -----------
Weighted-average number of common shares and dilutive potential
    common shares used in diluted EPS                                 9,376,168
                                                                     ===========

                                   Continued

                            Petapeer  Holdings,  Inc.
                       (A  Development  Stage  Company)
                       Notes  to  Financial  Statements
                                 March  31,  2002

NOTE  12  -  Income  Taxes
--------------------------

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", in the fiscal year ended December 31, 2000 and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2001 and earlier year; accordingly, no deferred tax liabilities have bee recognized for all years.

     The Company has cumulative net operating loss carryforwards over $1,000,000 at December 31, 2001. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2001 have been offset by valuation reserves in the same amount.

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

Name                         Office(s)  Held
----------------             -----------------
Rodger  Brulotte             Director  and  CEO

Terms  of  Office

Directors of the Company are appointed for a one year term to hold office until the next annual meeting of the holders of the Company's common stock or until removed from office in accordance with the Company's by-laws. Officers of the Company are appointed by the Company's board of directors and hold office until removed by the Company's board of directors.

Rodger  Brulotte

Prior to joining the Company, Mr. Brulotte worked with the Montreal Expos baseball team for over 30 years. During this time, he played many different roles from promotions coordinator to radio broadcaster. As promotions coordinator, Mr. Brulotte managed the Expos' social events and implemented the very first ticket sales department done by phone in the United States and Canada. Mr. Brulotte also worked closely with Harrison Erickson, the company responsible for the conception of the Seseme Street characters, to develop the Expos' mascot, Youppie. During his time with the Expos, Mr. Broulotte also was a part of the team recognized for the best marketing of the year in 1980 in Major League Baseball. Mr. Broulotte became a broadcaster for the Expos in 1984 for the Montreal French radio networks.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

To the best knowledge of the Company there were four reports required by section 16(a) of the Exchange Act during the most recent fiscal year that were either not filed or not filed on a timely basis. Otherwise, the Company has no knowledge of any transactions that are required to be reported that were not reported.

ITEM  10.     Executive  Compensation

No officer or director of the Company received any cash or non-cash compensation from the Company during the fiscal year ended December 31, 2001. It is possible that some officers and directors will claim that they were entitled to compensation for the year or that compensation for the year was accrued or should have been accrued by the Company. The Company does not know what the total of such accrual claims might be.

ITEM  11.     Security  Ownership  of  Certain  Beneficial Owners and Management

The following table sets forth, as of May 17, 2002, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and by the directors and officers as a group.



NAME  AND  ADDRESS  OF              SHARES OWNED BENEFICIALLY            PERCENT
BENEFICIAL  OWNER                                 AND  OF  RECORD
OF  CLASS


NAME AND ADDRESS OF              SHARES  OWNED  BENEFICIALLY      PERCENT
BENEFICIAL OWNER                 AND OF RECORD                    OF CLASS
-------------------              ---------------------------      -----------
383421 Canada Inc.               1,168,224                         12.1%
1170 Peel floor 6
c/o:  Peter Martin
Montreal, QC
H3V 4S8

Crosswinds Holdings Inc.         1,500,000                         15.5%
Providence House
East Hill Street
Nassau, Bahamas

AS-B & CIE S.A.                  2,500,000                         25.9%
9 rue des Alpes
P.O. Box 1023
CH-1211 Geneve 1
Switzerland

Robert Lockwood                    900,000                          9.3%
12746 Campbell Place
Surrey, British Columbia
V3V 6C8

(1) Based on 9,668,224 shares outstanding, if a person listed on this table has the right to obtain additional shares of common stock within 60 days from February 12, 2002, the additional shares are deemed to be outstanding for the purpose of computing the percentage of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

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

On February 22, 2001, 3838421 Canada Inc., a Canadian corporation ("3838421"), sold, transferred and assigned to the Company, its exclusive worldwide license to use and commercialize the client software known as the Gnotella Client and its trademark license associated therewith. Mr. Stephane Chouinard, the sole officer and director of the Company at the time was also the CEO and a director of 3838421. Mr. Chouinard became an officer and director of the Company as a condition of the 3838421 transaction. In the transaction, Mr. Chouinard received a beneficial interest in warrants for the purchase of 5,333,333 common shares of the Company at the exercise price of $1.625 per share. Mr. Chouinard did not receive any benefit in the transaction that was not shared pro rata by all shareholders of 3838421. Mr. Chouinard has since renounced his warrants.

ITEM  13.     Exhibits,  Financial  Statement  Schedules and Reports on Form 8-K

Exhibits

Exhibit  2.1:                 Acquisition  Agreement  (1)
Exhibit  3.1:                 Articles  of  Incorporation  (2)
Exhibit  3.2:                 Articles  of  Amendment  filed  June  4,  1998 (2)
Exhibit  3.3:                 Articles  of  Amendment filed October 26, 1998 (2)
Exhibit  3.4:                 Articles  of  Amendment filed January 11, 1999 (2)
Exhibit  3.5:                 Articles  of  Amendment  filed  April  1, 1999 (2)
Exhibit  3.6:                 Articles of Amendment filed September 28, 2000 (3)
Exhibit  3.7:                 By-laws  (3)
Exhibit  21.1:                Subsidiaries  of  Registrant  (3)
----------------
(1) Previously filed as an exhibit to the Company's filing on Form 8-K on March 9, 2001.
(2) Previously filed as an exhibit to the Company's filing on Form 10-SB on October 13, 1999.
(3) Previously filed as an exhibit to the Company's filing on Form 10-KSB on April 2, 2001.

Reports  on  Form  8-K

The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000, the period covered by this report.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Studio  Bromont  Inc.


By:  /s/ Rodger Brulotte
     ___________________________________
     Rodger Brulotte, CEO

     Date:     May  17,  2002


In accordance with the Securities Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Rodger Brulotte
     ___________________________________
     Rodger Brulotte,  Sole  Director,
     Principal  Executive  Officer,
     Principal  Financial  Officer,  and
     Principal  Accounting  Officer

     Date:     May  17,  2002