Form 10QSB
period 2002-03-31
PETAPEER HOLDINGS INC
filed 2002-05-21
CIK 1096688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  March  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period to


          Commission  File  Number          000-27621
                                            ---------

                               Studio Bromont Inc.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Florida                                                95-4720231
--------------------------------                       -------------------
(State or other jurisdiction of                        (IRS Employer
incorporation  or  organization)                       Identification No.)


2300 W. Sahara, Ave., Suite 500
Las Vegas, Nevada                                      89102
---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:        514-891-9070
                                                       ------------


        -----------------------------------------------------------------------
        (Former  name, former address and former fiscal year, if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,668,224 Shares of Common Stock outstanding as of March 31, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                                 Studio  Bromont,  Inc.
                          (Formerly  Petapeer  Holdings,  Inc.)
                             (A  Development  Stage  Company)
                                  Financial  Statements
                                    March  31,  2002

                                  Studio Bromont, Inc.
                            (A  Development  Stage  Company)
                                     Balance  Sheet


                                                       March           December
                                                       31, 2002        31, 2001
                                                      ----------     -----------
                                                      (Unaudited)
                                     Assets
Current Assets
--------------
  Subscriptions Receivable                            $     1,333    $    1,333
                                                      ------------   -----------
      Total Current Assets                                  1,333         1,333

Other Assets
------------
  Capital Assets, net                                       3,904         4,164
  Technology Costs, net                                    23,860        26,958
                                                      ------------   -----------

      Total Other Assets                                   27,764        31,122
                                                      ------------   -----------
      Total Assets                                    $    29,097    $   32,455
                                                      ============   ===========

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable and Accrued Liabilities            $   588,289    $  562,617
  Note Payable                                             99,422        99,422
  Note Payable - Related Party                            141,574       141,574
  Accrued Interest                                         18,644        16,267
                                                      ------------   -----------

      Total Current Liabilities                           847,929       819,880

Stockholders' Equity
--------------------

  Common Stock, 50,000,000 Shares Authorized
    at $0.001 Par Value; 9,668,224 Shares Issued
    & Outstanding                                           9,668         9,668
  Additional Paid In Capital (Deficit)                    991,665       991,665
  Common Stock Subscribed                                 231,731       231,731
  Deficit Accumulated in the Development Stage         (1,051,896)   (1,020,489)
  Less: Treasury Stock                                 (1,000,000)   (1,000,000)
                                                      ------------   -----------

      Total Stockholders' Equity                         (818,832)     (787,425)
                                                      ------------   -----------

      Total Liabilities & Stockholders' Equity        $    29,097    $   32,455
                                                      ============   ===========



                See  accompanying  notes  to  financial  statements.

                                Studio  Bromont,  Inc.
                          (A  Development  Stage  Company)
                              Statement  of  Operations
                                     (Unaudited)

                                                             Deficit
                                                           Accumulated
                              For the Three Months Ended   During the
                                  March        March       Development
                                 31, 2002     31, 2001        Stage
                               -----------   -----------   -----------

Revenue                        $        -    $        -    $        -
-------                        -----------   -----------   -----------

Expenses
--------

  General & Administrative          1,227         1,694       409,888
  Depreciation & Amortization       3,358        23,490        18,096
  Legal Fees                       24,445        39,453       147,139
  Salaries & Benefits                   -             -       306,488
  Travel                                -        15,279        29,193
                               -----------   -----------   -----------

    Total Expenses                 29,030        79,916       910,804
                               -----------   -----------   -----------

    Operating Income (Loss)       (29,030)      (79,916)     (910,804)

Other Income (Expenses)
-----------------------

Interest Expense                   (2,377)            -       (13,515)
                               -----------   -----------   -----------

    Total Other Income
     (Expenses)                    (2,377)            -       (13,515)
                               -----------   -----------   -----------

    Net Income (Loss)          $  (31,407)   $  (79,916)   $ (924,319)
                               ===========   ===========   ===========

    Loss Per Share             $    (0.00)   $    (0.01)

    Weighted Average Shares
    Outstanding                 9,668,224     8,500,000


                See  accompanying  notes  to  financial  statements.

                              Studio  Bromont,  Inc.
                        (A  Development  Stage  Company)
                            Statement  of  Cash  Flows
                                    (Unaudited)

                                                                       Deficit
                                                                     Accumulated
                                          For the Three Months Ended  During the
                                              March       March      Development
                                             31, 2002    31, 2001       Stage
                                            ----------  ----------   -----------

Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                         $ (31,407)  $ (79,916)   $(924,319)
  Adjustment to Reconcile Net (Loss)
   to Net Cash Provided by Operating
   Activities;
     Deficiency from Subsidiary                     -           -     (127,577)
     Depreciation & Amortization                3,358       1,694       18,096
     Increase (Decrease) in Accounts
      Payable                                  25,672      32,446      588,289
     Increase (Decrease) in Interest
      Payable                                   2,377           -       18,644
                                            ----------  ----------   -----------

      Net Cash Provided (Used)
      By Operating Activities                       -     (45,776)    (426,867)

Cash Flows from Investing Activities
------------------------------------
  Payments for Technology Costs                     -     (40,655)     (40,655)
  Payments for Computer Equipment                   -           -       (5,205)
                                            ----------  ----------   -----------

      Net Cash Provided (Used) by
      Investing Activities                          -     (40,655)     (45,860)

Cash Flows from Financing Activities
------------------------------------
  Proceeds from Stock Subscriptions                 -           -      231,731
  Proceeds from Notes Payable                       -           -       99,422
  Proceeds from Related Party Notes                 -      85,876      141,574
                                            ----------  ----------   -----------

      Net Cash Provided (Used) by
      Financing Activities                          -      85,876      472,727
                                            ----------  ----------   -----------

      Increase (Decrease) in Cash                   -        (555)           -

      Cash at Beginning of Period                   -       1,068            -
                                            ----------  ----------   -----------

      Cash at End of Period                 $       -   $     513    $       -
                                            ==========  ==========   ===========

Disclosures from Operating Activities
-------------------------------------
  Interest                                  $       -   $       -    $       -
  Taxes                                             -           -            -



                See  accompanying  notes  to  financial  statements.

                              Studio  Bromont,  Inc.
                        (A  Development  Stage  Company)
                         Notes  to  Financial  Statements
                                March  31,  2002

ITEM  1  -  FINANCIAL  STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and changes in its financial position from December 31, 2001 through March 31, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

       Item 2. Management's Discussion and Analysis or Plan of Operations

Plan  of  Operations

Our principal asset is a license to use and commercialize the client software known as "Gnotella" ("Gnotella"). However, in late 2001, further development and promotion of Gnotella ceased. During the three month period ended March 31, 2002, the Company sought new business opportunities.

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

For the next 12 months, the Company will continue to seek out business opportunities in which it can engage and/or operating companies that it can acquire. At March 31, 2002, the Company had no working capital to meet the cash requirements of the Company. In addition, at that date the Company had current liabilities totaling $847,929. We therefore believe the Company will need to raise as much as $900,000 by selling common shares or by borrowing in order to have sufficient capital to meet its needs for the next 12 months. The Company attempted without success to raise sufficient capital to vigorously pursue its business during 2001. Accordingly, there is significant doubt as to whether we will be able to raise the $900,000. Therefore the day to day operations of the Company are contingent upon our creditors allowing us to proceed without immediate payment of our obligations and upon our ability to raise sufficient monies to sustain minimal operations while we search for a business opportunity. It is impossible to know at this point whether we will be successful in this attempt.

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

     None

Item  3.  Defaults  upon  Senior  Securities

     None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     Effective February 14, 2002, a majority of the shareholders of the Company took action by written consent to approve the name change of the Company from Petapeer Holdings Inc. to Studio Bromont Inc. On that date there were 9,668,224 common shares issued and outstanding. The consent was signed by persons or entities holding 5,168,224 common shares or 54% of the common shares then issued and outstanding.

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

Studio Bromont Inc.

Date     May 20, 2002



By:  /s/ Rodger Brulotte
     -----------------------------------
     Rodger Brulotte, CEO and
     Principal Financial Officer