Form 10QSB
period 2002-06-30
PETAPEER HOLDINGS INC
filed 2002-08-19
CIK 1096688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For  the  quarterly  period  ended  June  30,  2002

     [  ]     Transition  Report  pursuant to 13 or 15(d) of the Securities
              Exchange Act  of  1934

     For  the  transition  period               to


          Commission  File  Number          000-27621
                                            ---------

                               Studio Bromont Inc.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Florida                                    95-4720231
-----------------------------------        ----------
(State  or  other  jurisdiction  of        (IRS  Employer
incorporation  or  organization)           Identification  No.)


2300  W.  Sahara,  Ave.,  Suite  500
Las  Vegas,  Nevada                        89102
----------------------------------------   -------
(Address of principal executive offices)   (Zip Code)

Issuer's  telephone  number,
 including  area  code:                    514-891-9070
                                           -------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,703,416 Shares of Common Stock outstanding as of June 30, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.
                                       2

                 Studio  Bromont,  Inc.
            (A  Development  Stage  Company)
                 Financial  Statements
                     June  30,  2002


                 Studio  Bromont,  Inc.
            (A  Development  Stage  Company)
                      Balance  Sheet
                                          June          December
                                       30,  2002       31,  2001
                                       ------------  ------------
                                         (Unaudited)
                          Assets

Current Assets
--------------
 Subscriptions Receivable              $     1,333   $    1,333
                                       ------------  ------------

       Total Current Assets                  1,333        1,333

Other Assets
-------------------------------------
 Capital Assets, Net                         3,644        4,164
 Technology Costs, Net                      20,762       26,958
                                       ------------  -----------

       Total Other Assets                   24,406       31,122
                                       ------------  -----------

       Total Assets                    $    25,739   $   32,455
                                       ============  ===========

                          Liabilities & Stockholders' Equity



Current Liabilities
-------------------------------------

 Accounts Payable and
 Accrued Liabilities                   $   607,305   $  562,617
 Note Payable                               99,422       99,422
 Note Payable - Related Party              141,574      141,574
 Accrued Interest                           21,021       16,267
                                       ------------  -----------

Total Current Liabilities                  869,322      819,880

Stockholders' Equity
-------------------------------------

Common Stock, 50,000,000
  Shares Authorized
  at $0.001 Par Value;
  9,668,224 Shares
  Issued &
  Outstanding                               13,703        9,668
 Additional Paid In
 Capital (Deficit)                       1,393,149      991,665
 Common Stock Subscribed                   231,731      231,731
 Deficit Accumulated in
  the Development Stage                 (1,482,166)  (1,020,489)
 Less: Treasury Stock                   (1,000,000)  (1,000,000)
                                       ------------  -----------

Total Stockholders' Equity                (843,583)    (787,425)
                                       ------------  -----------

Total Liabilities &
Stockholders' Equity                   $    25,739   $   32,455
                                       ============  ===========

             See accompanying notes to financial statements.


                             Studio  Bromont,  Inc.
                        (A  Development  Stage  Company)
                           Statement  of  Operations
                                  (Unaudited)

                                                                               Deficit
                           For the Three                For  the  Six         Accumulated
                           Months Period Ended     Months  Period Ended       During the
                               June          June          June      June      Development
                             30,  2002    30,  2001    30,  2002   30,  2001    Stage
Revenue                      $-           $-           $-          $-           $-
-----------------------  -----------  -----------  ----------  ----------  ------------

Expenses
-----------------------

 General &
  Administrative            416,911       67,592     418,138      91,082       826,799
 Depreciation &
 Amortization                 3,358        5,182       6,716       6,876        21,454
 Legal Fees                   7,624       74,928      32,069     114,381       154,763
 Salaries & Benefits              -       65,840           -      65,840       306,488
 Travel                           -        9,183           -      24,462        29,193
                         -----------  -----------  ----------  ----------  ------------

    Total Expenses          427,893      222,725     456,923     302,641     1,338,697
                         -----------  -----------  ----------  ----------  ------------

Income (Loss)
From Operations            (427,893)    (222,725)   (456,923)   (302,641)   (1,338,697)

Other Income (Expenses)
-----------------------

Interest Expense             (2,377)      (1,580)     (4,754)     (1,580)      (15,892)
                         -----------  -----------  ----------  ----------  ------------

Total Other Income
(Expenses)                   (2,377)      (1,580)     (4,754)     (1,580)      (15,892)
                         -----------  -----------  ----------  ----------  ------------

Net Income (Loss)        $ (430,270)  $ (224,305)  $(461,677)  $(304,221)  $(1,354,589)
                         ===========  ===========  ==========  ==========  ============

Loss Per Share           $    (0.05)  $    (0.02)

Weighted Average
Shares Outstanding        9,172,532    8,500,000



             See accompanying notes to financial statements.



                        Studio  Bromont,  Inc.
                    (A  Development  Stage  Company)
                       Statement  of  Cash  Flows
                               (Unaudited)


                                                                     Deficit
                                                                     Accumulated
                                        For the Six Months Ended     During  the
                                            June         June        Development
                                         30,  2002     30,  2001        Stage
                                        ----------------------------------------
Cash  Flows  from Operating Activities
--------------------------------------

Net  Income  (Loss)                     $  (461,677) $  (304,221)  $(1,354,589)
 Adjustment  to  Reconcile
 Net  (Loss)  to  Net
  Cash Provided by Operating Activities;
   Stock Issued for Services                405,519            -       405,519
   Increase in Due to Related Party               -        8,366
   Deficiency  from  Subsidiary                   -            -      (127,577)
   Depreciation  &  Amortization              6,716        6,876        21,454
   Increase  (Decrease)  in
   Accounts  Payable
   /Accrued  Expenses                        44,688      133,943       607,305
   Increase  (Decrease) in Interest Payable   4,754            -        21,021
   (Increase) Decrease in Accounts Receivable     -         (653)            -
   (Increase) Decrease in Prepaid Expenses        -      (10,000)            -
                                        ---------------------------------------

     Net  Cash  Provided  (Used)
     By  Operating  Activities                    -     (165,689)     (426,867)

Cash  Flows  from  Investing  Activities
----------------------------------------

  Payments  for  Technology  Costs                -      (40,655)      (40,655)
  Payments  for  Computer  Equipment              -       (3,596)       (5,205)
                                        ---------------------------------------

    Net Cash Provided (Used) by
    Investing Activities                          -      (44,251)      (45,860)



            See accompanying notes to financial statements.

                                                                     Deficit
                                                                     Accumulated
                                        For the Six Months Ended     During  the
                                            June         June        Development
                                         30,  2002     30,  2001        Stage
                                        ----------------------------------------

Cash Flows from Investing Activities
------------------------------------
  Proceeds from Stock Subscriptions               -      221,731       231,731
  Proceeds from Notes Payable                     -            -        99,422
  Proceeds from Related Party Notes               -            -       141,574

    Net Cash Provided (Used) by
    Financing Activities                          -            -       472,727
                                        ---------------------------------------

    Increase (Decrease) in Cash                   -       11,791             -

    Cash at Beginning of Period                   -        1,068             -
                                        ---------------------------------------

    Cash at End of Period               $         -  $    12,859   $         -
                                        =======================================

Disclosures from Operating Activities
-------------------------------------

 Interest                               $         -  $         -   $         -
 Taxes                                            -            -             -


Supplemental  Non  Cash  Disclosure
-----------------------------------

On June 12, 2002, the Company issued 4,035,192 shares of common stock for services performed in behalf of the Company. The shares were issued at $0.10 per share pursuant to an S-8 Registration dated June 12, 2002. Accordingly, $401,484 has been charged to additional paid-in capital.
                                       5

                                Studio  Bromont,  Inc.
                           (A  Development  Stage  Company)
                           Notes  to  Financial  Statements
                                    June  30,  2002

Financial  Statement  Preparation

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations and changes in its financial position from December 31, 2001 through June 30, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

       Item 2. Management's Discussion and Analysis or Plan of Operations

Plan  of  Operations

Our principal asset is a license to use and commercialize the client software known as "Gnotella" ("Gnotella"). However, in late 2001, further development and promotion of Gnotella ceased. During the six month period ended June 30, 2002, the Company sought new business opportunities.

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

For the next 12 months, the Company will continue to seek out business opportunities in which it can engage and/or operating companies that it can acquire. At the present time the Company has a verbal agreement to acquire through a reverse acquisition a holding company have diverse business operations. The Company hopes to enter into formal written arrangements and close the transaction within the next 30 days.

At June 30, 2002, the Company had no working capital to meet the cash requirements of the Company. In addition, at that date the Company had current liabilities totaling approximately $850,000. We therefore believe the Company will need to raise as much as $900,000 by selling common shares or by borrowing in order to have sufficient capital to meet its needs for the next 12 months. The Company attempted without success to raise sufficient capital to vigorously pursue its business during 2001. Accordingly, there is significant doubt as to whether we will be able to raise the $900,000. Therefore the day to day operations of the Company are contingent upon our creditors allowing us to proceed without immediate payment of our obligations and upon our ability to raise sufficient monies to sustain minimal operations while we search for a business opportunity. It is impossible to know at this point whether we will be successful in this attempt.

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

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None

Item  2.  Changes  in  Securities

     On June 20, 2002, the Company registered 4,035,192 common shares on Form S-8 issued to three consultants of the Company. The transactions were isolated transactions with persons having a close affiliation with the Company and were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

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

Studio  Bromont  Inc.

Date     August  19,  2002



By:      /s/ Rodger Brulotte
         ------------------------------
         Rodger Brulotte,  CEO  and
         Principal  Financial  Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Rodger Brulotte, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Studio Bromont Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Studio Bromont Inc.


               By:
                  /s/ Rodger  Brulotte
                  ---------------------
                  Name:   Rodger  Brulotte

                  Title:  Chief  Executive  Officer

                  Date:   August  19,  2002


I, Rodger Brulotte, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Studio Bromont Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Studio Bromont Inc.

               By:
                  /s/ Rodger  Brulotte
                  ---------------------
                  Name:   Rodger  Brulotte

                  Title:  Chief  Financial  Officer

                  Date:   August  19,  2002