Form 10QSB
period 2002-09-30
PETAPEER HOLDINGS INC
filed 2002-12-16
CIK 1096688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  September  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period ___________ to


        Commission File Number          000-27621
                                        ---------

                               Studio Bromont Inc.
           ---------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Florida                                     95-4720231
-------------------------------             -----------------------------
(State or other jurisdiction of             (IRS Employer Identification
incorporation or organization)              No.)

2300 W. Sahara, Ave., Suite 500
Las Vegas, Nevada                           89102
--------------------------------------      ------------
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number, including area code:    514-891-9070
                                                   -------------

                                Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  X  ]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,703,416 Shares of Common Stock outstanding as of September 30, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                              Studio Bromont, Inc.
                          (A Development Stage Company)
                              Financial Statements
                               September 30, 2002


                                       Studio  Bromont,  Inc.
                                 (A  Development  Stage  Company)
                                         Balance  Sheet


                                                   September     December
                                                   30, 2002      31, 2001
-----------------------------------------------------------------------------
                                                 (Unaudited)
Assets
Current Assets
--------------
  Subscriptions Receivable                        $     1,333  $     1,333
                                                  ------------  -----------

      Total Current Assets                              1,333        1,333

Other Assets
------------
  Capital Assets, Net                                   3,384        4,164
  Technology Costs, Net                                17,664       26,958
                                                  ------------  -----------
      Total Other Assets                               21,048       31,122
                                                  ------------  -----------
      Total Assets                                $    22,381   $   32,455
                                                  ============  ===========

Liabilities & Stockholders' Equity
Current Liabilities
-------------------

  Accounts Payable and Accrued Liabilities        $   609,470   $  562,617
  Note Payable                                         99,422       99,422
  Note Payable - Related Party                        144,074      141,574
  Accrued Interest                                     54,491       16,267
                                                  ------------  -----------
      Total Current Liabilities                       907,457      819,880

Stockholders' Equity
--------------------

  Common Stock, 50,000,000 Shares Authorized
    at $0.001 Par Value; 13,703,416 & 9,668,224
    Shares Issued & Outstanding                        13,703        9,668
  Additional Paid In Capital (Deficit)              1,393,149      991,665
  Common Stock Subscribed                             231,731      231,731
  Deficit Accumulated in the Development Stage     (1,523,659)  (1,020,489)
  Less: Treasury Stock                             (1,000,000)  (1,000,000)
                                                  ------------  -----------

      Total Stockholders' Equity                     (885,076)    (787,425)
                                                  ------------  -----------

      Total Liabilities & Stockholders' Equity    $    22,381   $   32,455
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


                                            Studio  Bromont,  Inc.
                                     (A  Development  Stage  Company)
                                         Statement  of  Operations
                                                (Unaudited)



                                                                                      Deficit
                                  For the Three  Months      For the Nine Months      Accumulated
                                     Period Ended              Period Ended           During  the
                                 September     September    September    September    Development
                                 30, 2002     30, 2001     30, 2002       30, 2001    Stage
--------------------------------------------------------------------------------------------------

Revenue                         $         -   $        -   $        -   $        -   $          -
------------------------------  ------------  -----------  -----------  -----------  -------------
Expenses
--------

  General & Administrative            2,805       81,719      420,943      172,801        829,604
  Depreciation & Amortization         3,358        5,517       10,074       12,393         24,812
  Legal Fees                          1,860        7,666       33,929      122,047        156,623
  Salaries & Benefits                     -       95,330            -      161,170        306,488
  Travel                                  -        2,011            -       26,473         29,193
                                ------------  -----------  -----------  -----------  -------------

    Total Expenses                    8,023      192,243      464,946      494,884      1,346,720
                                ------------  -----------  -----------  -----------  -------------

    Income (Loss)
    From Operations                  (8,023)    (192,243)    (464,946)    (494,884)    (1,346,720)

Other Income (Expenses)
-----------------------
  Interest Expense                   33,470       (1,598)     (38,224)      (3,178)       (49,362)
                                ------------  -----------  -----------  -----------  -------------

      Total Other Income
      (Expenses)                    (33,470)      (1,598)     (38,224)      (3,178)       (49,362)
                                ------------  -----------  -----------  -----------  -------------

      Net Income (Loss)         $   (41,491)  $ (193,841)  $ (503,170)  $ (498,062)    (1,396,082)
                                ============  ===========  ===========  ===========  =============

Loss Per Share                        (0.00)  $    (0.02)       (0.05)       (0.05)

Weighted Average
    Shares Outstanding           11,461,643    9,668,224    9,668,274    9,213,915


                             See accompanying notes to financial statements.




                                    Continued


                                    Studio  Bromont,  Inc.
                              (A  Development  Stage  Company)
                                  Statement  of  Cash  Flows
                                         (Unaudited)

                                                                             Deficit
                                                                             Accumulated
                                                  For the Nine Months Ended  During  the
                                                    September   September    Development
                                                    30, 2002     30, 2001    Stage
-----------------------------------------------------------------------------------------

Cash Flows from Operating Activities
------------------------------------

  Net Income (Loss)                                $  (41,493)  $(498,062)  $ (1,396,082)
  Adjustment to Reconcile Net (Loss) to Net
    Cash Provided by Operating Activities;
      Stock Issued for Services                             -           -        405,519
      Increase in Due to Related Party                      -      23,756
      Deficiency from Subsidiary                            -           -       (127,577)
      Depreciation & Amortization                       3,358      12,393         24,812
      Increase (Decrease) in Accounts Payable
        /Accrued Expenses                               2,165     158,050        609,470
      Increase (Decrease) in Interest Payable          33,470           -         54,491
      (Increase) Decrease in Accounts Receivable            -        (887)             -
      (Increase) Decrease in Prepaid Expenses               -     (16,750)             -
                                                   -----------  ----------  -------------

        Net Cash Provided (Used)
        By Operating Activities                        (2,500)   (321,500)      (429,367)

Cash Flows from Investing Activities
------------------------------------

  Payments for Technology Costs                             -     (40,655)       (40,655)
  Payments for Computer Equipment                           -      (5,205)        (5,205)
                                                   -----------  ----------  -------------

        Net Cash Provided (Used) by
        Investing Activities                                -     (45,860)       (45,860)





                                  Continued


                                    Studio  Bromont,  Inc.
                              (A  Development  Stage  Company)
                                  Statement  of  Cash  Flows
                                         (Unaudited)
                                                                   Deficit
                                                                   Accumulated
                                         For the Nine Months Ended During  the
                                         September   September     Development
                                         30, 2002     30, 2001     Stage
-------------------------------------------------------------------------------

Cash Flows from Financing Activities
-------------------------------------

  Proceeds from Stock Subscriptions             -     231,731       231,731
  Proceeds from Notes Payable                   -      20,200        99,422
  Proceeds from Related Party Notes         2,500     117,818       144,074
                                       ----------  ----------  ------------

        Net Cash Provided (Used) by
        Financing Activities                2,500     369,749       475,227
                                       ----------  ----------  ------------

        Increase (Decrease) in Cash             -       2,389             -

        Cash at Beginning of Period             -       1,068             -
                                       ----------  ----------  ------------

        Cash at End of Period          $        -  $    3,457  $          -
                                       ==========  ==========  ============

Disclosures from Operating Activities
-------------------------------------

  Interest                             $        -  $        -  $          -
  Taxes                                         -           -             -



Supplemental  Non  Cash  Disclosure
-----------------------------------

On June 12, 2002, the Company issued 4,035,192 shares of common stock for services performed in behalf of the Company. The shares were issued at $0.10 per share pursuant to an S-8 Registration dated June 12, 2002. Accordingly, $401,484 has been charged to additional paid-in capital.

During the nine months month period ended September 30, 2001, the Company issued 1,168,224 common shares in satisfaction of debt totaling $1,000,000 to its subsidiary.



               See accompanying notes to financial statements.

                              Studio Bromont, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2002

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations and changes in its financial position from December 31, 2001 through September 30, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Plan of Operations

Our principal asset is a license to use and commercialize the client software known as "Gnotella" ("Gnotella"). However, in late 2001, further development and promotion of Gnotella ceased. During the nine month period ended September 30, 2002, the Company sought new business opportunities.

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

For the next 12 months, the Company will continue to seek out business opportunities in which it can engage and/or operating companies that it can acquire. During the fiscal quarter ended September 30, 2002, the Company had a verbal agreement to acquire through a reverse acquisition a holding company have diverse business operations. However, these discussions did not continue and have now terminated. Accordingly, the Company continues at the present time to seek out business opportunities.

At September 30, 2002, the Company had no working capital to meet the cash requirements of the Company. In addition, at that date the Company had current liabilities totaling $907,457. We therefore believe the Company will need to raise as much as $900,000 by selling common shares or by borrowing in order to have sufficient capital to meet its needs for the next 12 months. The Company attempted without success to raise sufficient capital to vigorously pursue its business during 2001. Accordingly, there is significant doubt as to whether we will be able to raise the $900,000. Therefore the day to day operations of the Company are contingent upon our creditors allowing us to proceed without immediate payment of our obligations and upon our ability to raise sufficient monies to sustain minimal operations while we search for a business opportunity. It is impossible to know at this point whether we will be successful in this attempt.

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


FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.


ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Rodger Brulotte. Based upon that evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.



PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


Item 2.  Changes in Securities

We did not complete any sales of our securities during the fiscal quarter ended September 30, 2002.


Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2002.


Item 5.  Other Information

None.


Item 6.  Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K


--------------      ------------------------------------------------------------
Exhibit Number                       Description of Exhibit
--------------      ------------------------------------------------------------

   99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------



REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STUDIO BROMONT INC.

Date:  December 13, 2002


By:  /s/ Rodger Brulotte
    ----------------------------------
     Rodger Brulotte
     President
     Principal Executive Officer
     Principal Accounting Officer

                                 CERTIFICATIONS

I,  Rodger  Brulotte,  certify  that;

(1)  I have reviewed this quarterly report on Form10-QSB of Studio Bromont Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 13, 2002           /s/ Rodger Brulotte
                                   ___________________________________
                                   Rodger Brulotte
                                   Chief Executive Officer
                                   Chief Financial Officer