Form 10KSB
period 2002-12-31
STUDIO BROMONT INC
filed 2003-05-22
CIK 1096688

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  December  31,  2002
                                    -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  _________  to  ____________

Commission  File  No.  000-27621
                       ---------



                               STUDIO BROMONT INC.
                               -------------------
             (Exact name of Registrant as specified in its charter)

FLORIDA                                                 95-4720231
-------                                                 ----------
(State  or  other  jurisdiction  of                     (I.R.S.  Employer
incorporation  or  organization)                        Identification  Number)

2300  W.  SAHARA  AVE.,  SUITE  500
LAS  VEGAS,  NEVADA                                     89102
------------------------------------                    -----
(Address  of principal executive offices)               (Zip Code)

Registrant's  telephone  number,  including  area  code:     (514)891-9070
                                                             -------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: 50,000,000 SHARES OF COMMON STOCK

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

Revenues  for  2002  were  $NIL

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 31, 2002 is: $959,239

The number of shares of the issuer's Common Stock outstanding as of December 31, 2002 is 13,703,416

Transitional  Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION  OF  BUSINESS

HISTORY

The Company ("We" or "Our") was incorporated on July 17, 1992, under the laws of the state of Florida. The initial name of the Company was American Financial Seminars, Inc.

Since its inception, the Company has sought out various business opportunities, none of which have been successful over a sustained period of time. On February 22, 2001, 3838421 Canada Inc., a Canadian corporation ("3838421"), sold, transferred and assigned to the company its exclusive worldwide license to use and commercialize the client software known as the Gnotella Client ("Gnotella") and its associated trademark license. The business operations of the Company from February 22, 2001, through approximately December 17, 2001, was commercializing Gnotella and promoting peer-to-peer computing generally. On or around December 2001, the development of Gnotella ceased and the Company began looking for other businesses or products that had potential for profit. The Company retained its rights in Gnotella and could restart development of Gnotella again in the future if the Company can obtain sufficient financing and the Company determines that it is in their best interest.

On or around February 2002, the Company entered into a plan of reorganization with Studio Bromont, Inc. If the plan had been consummated, the business operations of Studio Bromont Inc. would have become the business operations of the Company. The plan of reorganization was never closed, and on or around March 2002, the plan expired according to its terms and was never consummated.

In contemplation of the transactions set forth in the plan, the Company changed its name to Studio Bromont, Inc. and that remains the name of the Company as of the date of this filing.

The Company's present business continues to consist of seeking to acquire products or businesses that the have the potential for profit.



GENERAL



The business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management. Due primarily to the Company's limited capital, management anticipates that it may be able to participate only in the acquisition of one potential business venture.

SELECTION  OF  A  BUSINESS

The Company anticipates various referral sources for possible business acquisitions including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, but instead rely on the personal contacts of its officers, directors, and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth," the Company may be limited in the number of potential acquisitions it can identify.

While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the Company's best interest.

The Company will not restrict its search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture, a more established company entering a new phase of growth, or a company in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since its management, in many instances, has not proved its ability, the market for the business' products or services has not likely been established, and the profitability of the business will be unknown and not capable of being predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

The officers and directors will supervise the analysis of any new potential business acquisitions. To the extent possible, in analyzing prospective businesses, management will consider the following factors: (a) the available technical, financial, and managerial resources of the business; (b) the business' working capital and other prospects for the future; (c) the nature of the business' present and expected competition; (d) the quality and experience of management services which may be available and the depth of that management;
(e) the potential for further research, development, or exploration; (f) the potential for profit; (g) the perceived public recognition or acceptance of products, services, or trade or service marks; and (h) name identification.

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

license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which can not be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. The Company is unable to acquire a business with cash. Therefore, any acquisition would have to be in exchange for Company stock. When and if the transaction is completed, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities. In the event the Company registers such securities, the Company would incur substantial expenses to register the securities. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

The Company will comply with all federal and state disclosure laws in connection with the acquisition of any target company. If possible, the Company also intends to provide shareholders with information including audited financial statements regarding a target company even if it is not required. However, in some circumstances, time constraints and the best interests of shareholders may prohibit such disclosure.

OPERATION  OF  BUSINESS  AFTER  ACQUISITION

The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. It is expected that the business will present various risks, which cannot be predicted at the present time.

GOVERNMENT  REGULATION

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of business which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on prospective business activity will make the acquisition of an interest in such business a higher risk.

COMPETITION

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experiences in business. There is no assurance that the Company will be successful in obtaining suitable investments.

GNOTELLA

As mentioned previously, the Company continues to own certain rights with respect to the commercialization of Gnotella software, though the exact status of and value of those rights may be subject to dispute. It is certain, however, that at the present time there is no development or promotion of Gnotella on behalf of the Company. It remains uncertain whether any development and promotion will commence in the future.

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

EMPLOYEES

As of the date of this report, we have no employees other than our sole officer and director.

SUBSIDIARIES

We  currently have no subsidiaries.

PATENTS  AND  TRADEMARKS

We hold an exclusive worldwide license to use and commercialize together with its trademark license. There is no expiration on the license or the trademark.

ITEM 2.  DESCRIPTION  OF  PROPERTY

We maintain our head office address at at 2300 West Sahara Ave., Suite 500, Las Vegas, Nevada 89102. We pay no rent for the use of this address. We are not the owner or lessee of any real property.

ITEM 3.  LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to the shareholders for a vote during the fiscal year ended December 31, 2002.


                                     PART II

ITEM 5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET  INFORMATION

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board at the present time under the symbol SBRTE. On May 8, 2003, our stock's closing price was $0.07 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction. The high and the low trades for the 52 week range ended May 8, 2003 were $0.02 to $0.17. These prices are closing prices and appear as approximate figures.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The source of the quotation information is Yahoo Finance.

DIVIDENDS

We have not declared any dividends since our incorporation. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Chapter 607 of Title 36 of the Florida Statutes does provide limitations our ability to declare dividends.
Section 607.06401 of Chapter 607 prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay its debts when they became due in the usual course of business; or

2. our total assets would be less than the sum of its total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

At the present time, we have no shareholders who have rights preferential to those of the common shareholders.

Section 607.0623 of Chapter 607 allows the board of directors to issue shares of stock pro rata to the Company's shareholders as a share dividend.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

We did not sell of any shares of its common stock during the fiscal year ended December 31, 2002.

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

PLAN  OF  OPERATIONS

Our principal asset is a license to use and commercialize the client software known as "Gnotella" ("Gnotella"). For most of the fiscal year ended December 31, 2001, our business plan called for the development of upgrades to Gnotella and the establishment of a broad user base for the software. During December, 2001, three of the four members of the board of directors of the Company resigned their positions and further development and promotion of Gnotella ceased. Since that time, the remaining director has sought new business opportunities for the Company.

RESULTS  OF  OPERATIONS  FOR  FISCAL  YEAR  ENDED  DECEMBER  31,  2002

We did not earn any revenue for the fiscal year ended December 31, 2002 and have not earned any revenue since our inception on July 17, 1992. We do not anticipate earning revenues until we are able to secure financing which will enable us to pursue other business opportunities.

We incurred total expenses of $579,570 for the fiscal year ended December 31, 2002, compared to expenses of $424,880 in the previous fiscal year. Our expenses for the fiscal year ended December 31, 2002 consisted of: (a) administrative expenses in the amount of $78,929; (b) Payment to consultants and salaries in the amount of $469,519; and (c) $31,122 in loss of assets.

Our net loss for the fiscal year ended December 31, 2002 was $579,570, compared to a net loss of $424,880 in the previous fiscal year. Our net loss is entirely attributable to our expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002, we had no current assets and current liabilities of $641,980. For the next 12 months, we will continue to seek out business opportunities that we can engage and/or operating companies that we can acquire. We therefore believe the Company will need to raise as much as $900,000 by selling common shares or by borrowing in order to have sufficient capital to meet its needs for the next 12 months. The Company attempted without success to raise sufficient capital to vigorously pursue its business during 2001. Accordingly, there is significant doubt as to whether we will be able to raise the $900,000. Therefore the day to day operations of the Company are contingent upon our creditors allowing us to proceed without immediate payment of our obligations and upon our ability to raise sufficient monies to sustain minimal operations while we search for a business opportunity. It is impossible to know at this point whether we will be successful in this attempt.

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

FORWARD  LOOKING  STATEMENTS

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are a number of factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

ITEM 7.  FINANCIAL  STATEMENTS
                                                                         Page
                                                                         ----

Independent  Auditor's  Report                                            F-1

Financial  Statements:

     Consolidated  Balance  Sheet  as  of  December  31,  2002            F-2

     Consolidated  Statement  of  Operations  For  the  Years             F-3
     Ended  December 31,  2002  and  December  31,  2001  and
     the  Period  July  17, 1992 (date  of  inception)  to
     December  31,  2002

     Consolidated  Statement  of  Changes  in  Stockholders'              F-4
     Equity  for  the  Period  July  17,  1992  (Date  of
     Inception)  to  December  31,  2002

     Consolidated  Statements  of  Cash  Flows  For  the                  F-5
     Years  Ended  December  31,  2002  and  2001  and
     the  Period July 17, 1992 (date of inception) to
     December  31,  2002

     Notes  to  Consolidated  Financial  Statements                    F-6 - F-8

SELLERS  AND  ANDERSEN  L.L.C.              941  East  3300  South,
------------------------------              Suite  202
Certified  Public  Accountants              Salt  Lake  City,  Utah  84106
and  Business  Consultants
Member  SEC  Practice  Section              Telephone  801  486-0096
of  the  AICPA

                        Fax  801  486-0098




Board  of  Directors
Studio  Bromont,  Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheet of Studio Bromont, Inc. (development stage company) at December 31, 2002 and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001 and the period July 17, 1992 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion based on these financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Studio Bromont, Inc. at December 31, 2002 and the results of operations, and cash flows for the years ended December 31, 2002 and 2001 and the period July 17, 1992 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue to grow as a going concern. The Company does not have the necessary working capital to service its debt for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                             /s/ Sellers and Andersen LLC

May  21,  2003

Salt  Lake  City,  Utah

                             STUDIO  BROMONT  INC.
                         (Development  Stage  Company)
                                BALANCE  SHEET
                             December  31,  2002

================================================================================

ASSETS
CURRENT  ASSETS


   Cash                                             $     -
                                                     -------

   Total Current Assets                                                     $     -
                                                                            =======


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                                           666,512
                                                                            ---------

Total Current Liabilities                                                     641,980
                                                                            ---------


STOCKHOLDERS' DEFICIENCY

   Common stock
      50,000,000 shares authorized
      at $0.001 par value;
      13,703,416 shares issued
      and outstanding                                                             13,703

   Capital in excess of par value                                                627,808

   Deficit accumulated during the
   Development stage                                                          (1,308,023)
                                                                              -----------

Total Stockholders' Deficiency                                                  (666,512)
                                                                              -----------
                                                                            $          -
                                                                            =============






The accompanying notes are an integral part of these financial statements.

                                   STUDIO  BROMONT  INC.
                         (Development  Stage  Company)
                           STATEMENT  OF  OPERATIONS
          For  the  Years  Ended  December  31,  2002  and  2001  and  the
       Period  July  17,  1992  (date  of  inception)  to  December  31,  2002
================================================================================




                                  Dec  31,     Dec  31,     Jul 17, 1992 to
                                   2002          2001       Dec 31, 2002
--------------------------------------------------------------------------------

REVENUES                          $        -   $       -   $         -
                                  -----------  ----------  ------------


EXPENSES
   Administrative                     66,681     140,434       313,186
   Depreciation & amortization                    14,738        14,738
   Consultants & salaries            469,519     306,488       948,977

                                     536,200     461,660     1,276,901
                                  -----------  ----------  ------------
OTHER EXPENSES
   Loss of assets                     31,122           -        31,122
                                  -----------  ----------  ------------

NET LOSS                          $ (567,322)  $(461,660)  $(1,308,023)
                                  ===========  ==========  ============



NET LOSS PER COMMON SHARE

Basic                             $     (.05)  $    (.05)
                                  -----------  ----------


AVERAGE   OUTSTANDING SHARES

    Basic   (stated  in  1,000s)      11,775       9,668
                                  -----------  ----------






The accompanying notes are an integral part of these financial statements.

                                   STUDIO  BROMONT  INC.
                              (Development  Stage  Company)
                   STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
                For  the  Period  July  17,  1992  (Date  of  Inception)
                                  to  December  31, 2002
================================================================================




                                            Common  Stock       Capital in
                                           ---------------      Excess of    Accumulated
                                            Shares     Amount   Par Value    Deficit
--------------------------------------------------------------------------------------------


Balance July 17, 1992
   (date of inception)                             -    $    -   $     -     $         -

Issuance of common stock
   for services  at $0.001                      1,000,000    1,000      1,500          -

Net operating loss for the period
   ended December 31, 1992                            -         -         -          (2,500)

Issuance of common stock for cash
   at $.05 - net of issuance costs              2,500,000    2,500    116,825             -

Contribution to capital - expenses                    -         -       1,500             -

Net operating loss for the year
   ended December 31, 1998                            -         -        -         (120,450)

Issuance of common stock for cash
   at $0.005 - net of issuance costs            5,000,000    5,000     18,667

Net operating loss for the year ended
   December 31, 1999                                  -         -        -          (32,490)

Net operating loss for the year ended
   December 31, 2000                                  -         -        -         (123,601)

Issuance of common stock for
   software rights                              1,168,224    1,168     (1,168)            -


Net operating loss for the year ended
   December 31,  2001                                 -         -        -         (461,660)

Issuance of common stock for services
    at $.10 - June 21, 2002                     4,035,192    4,035    399,484             -

Contribution to capital - expenses                    -         -      91,000             -

Net operating loss for the year ended
   December  31, 2002                                 -         -          -       (567,322)


Balance December 31, 2002                      13,703,416  $13,703  $ 627,808   $(1,308,023)
                                               ==========  =======  ==========  ============





The accompanying notes are an integral part of these financial statements.

                                   STUDIO BROMONT INC.
                               (Development Stage Company)
                                 STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2002 and 2001 and the
              Period July 17, 1992 (date of inception) to December 31, 2002
=============================================================================


                                             DEC  31,     DEC  31,     JUL  17,  1992  TO
                                               2002         2001         DEC  31,  2002
--------------------------------------------------------------------------------

CASH  FLOWS  FROM
OPERATING ACTIVITIES

Net loss                                    $(567,322)   $(461,660)   $(1,308,023)

Adjustments to reconcile net
  loss to net cash provided
  by operating  activities

  Changes in accounts payables                 41,681       97,789        193,786

  Contributions to
   capital - expenses                          91,000           -          92,500

  Capital stock issued as
   payment for expenses                       403,519           -         406,019

  Depreciation and amortization                   -         14,738             -

  Equipment abandoned                          31,122           -              -

  Net Increase (Decrease) in
   Cash Flows  from Operations                    -       (349,133)      (615,719)
                                              --------    ---------      ---------
CASH FLOWS FROM INVESTING
ACTIVITIES
   Purchase equipment                             -        (45,440)            -
                                              --------    ---------      ---------

CASH FLOWS FROM FINANCING

ACTIVITIES

   Proceeds from loans                            -        161,774        240,996
   Proceeds from common
    stock subscriptions                           -        231,731        374,723
                                              --------    ---------      ---------
Net Change  in Cash                               -         (1,068)            -

Cash at Beginning of Period                       -          1,068             -
                                              --------    ---------      ---------

Cash at End of Period                       $     -      $      -     $        -
===================================================================================



SCHEDULE  OF  NONCASH  OPERATING  ACTIVITIES
    Contributions to capital  - expenses - 2000-2002                    $ 92,500
                                                                          ------
stock issued as payment for expenses 1992-2002             406,019
                                                           -------


The  accompanying notes are an integral part of these financial statements.

                             STUDIO  BROMONT,  INC.
                        (  Development  Stage  Company  )
                        NOTES  TO  FINANCIAL  STATEMENTS
                              December  31,  2002
================================================================================



1.   ORGANIZATION

The Company was incorporated under the laws of the State of Florida on July 17, 1992 with authorized common stock of 50,000,000 shares at $0.001 par value.

Since its inception the Company has made several name changes resulting in the present name.

The Company was organized for the purpose of marketing a software license known as "Gnotella", however, in late 2001 this activity was abandoned and the Company has remained inactive after that date.

The  Company  is  in  the  development  stage.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On December 31, 2002, the Company had a net operating loss carry forward of $1,283,491. The amount of carryforward that may be available to offset future profits has not been determined and therefore no provision for a tax benefit has been provided.

The  loss  carryforward  expires  starting  in  2007  through  2023.

Basic  and  Diluted  Net  Income  (Loss)  Per  Share
----------------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                             STUDIO  BROMONT,  INC.
                          (Development  Stage  Company)
                  NOTES  TO  FINANCIAL  STATEMENTS  (Continued)
                              December  31,  2002



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

Statement  of  Cash  Flows
--------------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Financial  and  Concentrations  Risk
------------------------------------

The  Company  does  not have any concentration or related financial credit risk.

Revenue  Recognition
--------------------

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising  and  Market  Development
-------------------------------------

The  company  expenses  advertising  and  market  development costs as incurred.

Estimates  and  Assumptions
---------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Reclassifications
-----------------

Certain reclassifications have been made to the 2001 financial statements to conform with 2002 presentation.

                             STUDIO  BROMONT,  INC.
                          (Development  Stage  Company)
                  NOTES  TO  FINANCIAL  STATEMENTS  (Continued)
                              December  31,  2002



4.   RELATED  PARTY  TRANSACTIONS

Officer-directors  have  acquired             %  of the common stock outstanding
and  have  made  demand  no  interest  loans  to  the  Company  of  $141,574.

5.   GOING  CONCERN

The Company will need additional working capital to service its debt and to be successful in its planned activity which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the coming year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.


                                    PART III
                                    --------

ITEM 9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following information sets forth the name of the sole officer and director of the Company, his present positions with the Company, and his biographical information.

Name                                 Office(s)  Held
----------------                    ------------------
Rodger  Brulotte                    Director  and  CEO


TERM  OF  OFFICE

Directors of the Company are appointed for a one year term to hold office until the next annual meeting of the holders of the Company's common stock or until removed from office in accordance with the Company's by-laws. Officers of the Company are appointed by the Company's board of directors and hold office until removed by the Company's board of directors.

RODGER  BRULOTTE

Prior to joining the Company, Mr. Brulotte worked with the Montreal Expos baseball team for over 30 years. During this time, he played many different roles from promotions coordinator to radio broadcaster. As promotions coordinator, Mr. Brulotte managed the Expos' social events and implemented the very first ticket sales department done by phone in the United States and Canada. Mr. Brulotte also worked closely with Harrison Erickson, the company responsible for the conception of the Sesame Street characters, to develop the Expos' mascot, Youppie. During his time with the Expos, Mr. Broulotte also was a part of the team recognized for the best marketing of the year in 1980 in Major League Baseball. Mr. Broulotte became a broadcaster for the Expos in 1984 for the Montreal French radio networks.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended December 31, 2002 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:

--------------------------------------------------------------------------------
                               NUMBER        TRANSACTIONS       KNOWN  FAILURES
                               OF  LATE       NOT  TIMELY       TO  FILE  A
Name  and                       REPORTS        REPORTED          REQUIRED FORM
Principal  Position
--------------------------------------------------------------------------------


Rodger  Brulotte,  CEO
and  Director                    None            None               None
--------------------------------------------------------------------------------



ITEM  10.               EXECUTIVE  COMPENSATION


The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2002 and the fiscal year ended December 31, 2001.

                         ANNUAL COMPENSATION       LONG TERM COMPENSATION
--------------------------------------------------------------------------------
                                            Other                           All
                                           Annual                          Other
                                            Com-  Restrict-                 Com-
                                            pen-  ed      Warr-             pen-
                                            sa-   Stock   ants &  LTIP       sa-
Name      Title      Year  Salary  Bonus    tion  Awarded Options payouts($)tion
--------------------------------------------------------------------------------
Rodger    CEO        2001     0     0         0     0       0        0        0
Brulotte  and
          Director
--------------------------------------------------------------------------------
                     2002     0     0         0     0       0        0        0
--------------------------------------------------------------------------------

STOCK  OPTION  GRANTS

We did not grant any stock options to our sole officer and director during our most recent fiscal year ended December 31, 2002.

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2002 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.



================================================================================
                   Name and address           Number of Shares   Percentage  of
Title  of class    of beneficial owner        of Common Stock    Common Stock(1)
================================================================================
Common Stock       383421  Canada  Inc.          1,168,224           12.1%
                   1170  Peel  Floor  6          Shares
                   c/o:  Peter  Martin
                   Montreal, QC,
                   Canada H3V 4S8
--------------------------------------------------------------------------------
Common  Stock      Crosswinds  Holdings  Inc.    1,500,000           15.5%
                   Providence  House             Shares
                   East  Hill  Street
                   Nassau,  Bahamas
--------------------------------------------------------------------------------
Common  Stock      AS-B  &  CIE  S.A.            2,500,000           25.9%
                   9  rue  des  Alpes            Shares
                   P.O.  Box  1023
                   CH-1211  Geneve  1
                   Switzerland
--------------------------------------------------------------------------------
Common  Stock      Robert  Lockwood              900,000             9.3%
                   12746  Campbell  Place        Shares
                   Surrey,  BC,
                   Canada  V3V  6C8
--------------------------------------------------------------------------------
Common  Stock      All  Officers  and
                   Directors  as a Group         0                   0%
                   (1 person)                    Shares
--------------------------------------------------------------------------------

(1) Based on 13,703,416 shares of our common stock issued and outstanding as of December 31, 2002.

================================================================================

Except as otherwise noted, it is believed that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a beneficial owner of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

CHANGE  IN  CONTROL

We  are not aware of any arrangement that might result in a change in control of our  company  in  the  future.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None of the following parties has, since the beginning of the fiscal year ended December 31, 2002 had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

     -    Any  of  our  directors  or  officers;
     -    Any  person  proposed  as  a  nominee  for  election  as  a  director;
     - Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
     -    Any  of  our  promoters;
     - Any relative or spouse of any of the foregoing persons who has the same house as such person.

                                     PART IV
                                     -------

ITEM 13.  EXHIBITS,  FINANCIAL  STATEMENTS,  SCHEDULES  AND  REPORTS ON FORM 8-K

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


EXHIBIT  NUMBER       DESCRIPTION  OF  EXHIBIT
--------------------------------------------------------------------------------
99.1                  Certifications  of  Chief Executive Officer and Chief
                      Financial Officer pursuant to pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section  906 of
                      the  Sarbanes-Oxley  Act  of  2002  (1)
--------------------------------------------------------------------------------

     (1)  Filed  as  an  Exhibit  to  this  Annual  Report  on  Form  10-KSB

--------------------------------------------------------------------------------

REPORTS  ON  FORM  8-K

The company did not submit any reports on Form 8-K for the fiscal year ended December 31, 2002.

ITEM 14.  CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Rodger Brulotte. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

STUDIO  BROMONT  INC.




By:     /s/  Rodger  Brulotte
        ----------------------
        Rodger  Brulotte
        Sole  Director,
        Principal  Executive  Officer,
        Principal  Financial  Officer,  and
        Principal  Accounting  Officer
        Date:  May  16,  2003

                                 CERTIFICATIONS

I, Rodger Brulotte, Chief Executive Officer and Chief Financial Officer of Studio Bromont, Inc. (the "Registrant"), certify that;

(1)  I  have  reviewed this annual report on Form10-KSB of Studio Bromont, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May  16,  2003                  /s/  Rodger  Brulotte
                                          ------------------------------
                                          (Signature)
                                          CHIEF  EXECUTIVE  OFFICER  AND
                                          CHIEF  FINANCIAL  OFFICER