Form 10QSB
period 2003-03-31
STUDIO BROMONT INC
filed 2003-06-13
CIK 1096688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

     For  the  quarterly  period  ended  MARCH  31,  2003

[  ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
Act  of  1934

     For  the  transition  period  to


          Commission  File  Number          000-27621
                                            ---------

                               STUDIO BROMONT INC.
--------------------------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

    FLORIDA                                               95-4720231
---------------                                        ----------------
(State or other jurisdiction of                         (IRS Employer
incorporation  or  organization)                         Identification No.)

2300  W.  SAHARA,  AVE.,  SUITE  500
LAS  VEGAS,  NEVADA                                             89102
-------------------------------------                        ------------
(Address  of  principal  executive  offices)                  (Zip  Code)

Issuer's  telephone  number,  including  area  code:          514-788-4870
                                                             ---------------

                               PETAPEER HOLDINGS, INC.
                         2300 W. SAHARA AVE., SUITE 500
                                LAS VEGAS, NEVADA
                                      89102
              ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [ X ]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,703,416 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 2003.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.



                               STUDIO  BROMONT  INC.
                           (DEVELOPMENT  STAGE  COMPANY)
                                  BALANCE  SHEET
                                 MARCH  31,  2003
================================================================================
ASSETS
CURRENT ASSETS

    Cash                                     $    -
                                             -------
Total Current Assets                                                 $    -
                                                                     ======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable                                                 $668,021
                                                                     --------

       Total Current Liabilities                                     $668,021
                                                                     --------

STOCKHOLDERS' DEFICIENCY

    Common stock
         50,000,000 shares authorized  at $0.001 par value;
     13,703,416  shares  issued  and outstanding                       13,703

     Capital in excess of par value                                   627,808

Deficit accumulated during the Development stage                   (1,309,532)
                                                                    ----------

Total Stockholders' Deficiency                                       (668,021)
                                                                     ---------

                                                                      $   -
                                                                     ========

  The accompanying notes are an integral part of these financial statements.



                               STUDIO  BROMONT  INC.
                           (DEVELOPMENT  STAGE  COMPANY)
                             STATEMENT  OF  OPERATIONS
         FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2003  AND  2002  AND  THE
         PERIOD  JULY  17,  1992  (DATE  OF  INCEPTION)  TO  MARCH  31,  2003
================================================================================

                                         MAR 31,      MAR 31,    JUL 17, 1992
                                          2003         2002      TO MAR 31, 2003
                                        ----------------------------------------

REVENUES                                 $   -          $    -      $      -
                                        ----------------------------------------

EXPENSES
   Administrative                           1,509          25,672       314,695
   Depreciation & amortization               -              3,358        14,738
   Consultants & salaries                    -               -          948,977

                                            1,509          29,030     1,278,410
OTHER EXPENSES

   Loss of assets                            -               -           31,122
                                        ----------------------------------------

NET LOSS                                 $ (1,509)      $ (29,030)  $(1,309,532)
                                         =======================================


NET LOSS PER COMMON SHARE

   Basic                                 $      -       $       -
                                         ------------------------


AVERAGE   OUTSTANDING SHARES

    Basic   (stated  in  1,000s)           13,703           9,668
                                         ------------------------


  The accompanying notes are an integral part of these financial statements.




                               STUDIO  BROMONT  INC.
                           (DEVELOPMENT  STAGE  COMPANY)
                             STATEMENT  OF  CASH  FLOWS
     FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2003  AND  2002  AND  THE
      PERIOD  JULY  17,  1992  (DATE  OF  INCEPTION)  TO  MARCH  31,  2003
================================================================================
                                       MAR 31,       MAR 31,     JUL 17, 1992
                                        2003          2002       TO MAR 31, 2003
                                        ----------------------------------------
Mar  31,  2003
--------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

Net loss                               $ (1,509)      $(29,030)   $  (1,309,532)

   Adjustments to reconcile net loss
   to net cash provided by operating
   activities

   Changes in accounts payables           1,509         29,030          195,294
   Contributions to
     capital - expenses                      -              -            92,500
   Capital stock issued as
     payment for expenses                    -              -           406,019
                                        ----------------------------------------

       Net Increase (Decrease) in
        Cash Flows  from Operations          -              -          (615,719)

CASH FLOWS FROM
  INVESTING  ACTIVITIES
                                             -              -               -
                                        ----------------------------------------

CASH FLOWS FROM FINANCING
   ACTIVITIES

     Proceeds from loans                     -              -           240,996
     Proceeds from common
      stock subscriptions                    -              -           374,723
                                        ----------------------------------------

  Net Change in Cash                        -              -               -

  Cash at Beginning of Period               -              -               -
                                        ----------------------------------------

  Cash at End of Period                $    -         $    -      $        -

                                        ========================================


SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contributions to
 capital - expenses - 2000-2002                                   $ 92,500 Capital
stock issued as payment                                           --------
 for expenses - 1992-2002                               406,019
                                                        -------

  The accompanying notes are an integral part of these financial statements.


                               STUDIO  BROMONT  INC.
                           (DEVELOPMENT  STAGE  COMPANY)
                          NOTES  TO  FINANCIAL  STATEMENTS
                                 MARCH  31,  2003
================================================================================


1.   ORGANIZATION

The Company was incorporated under the laws of the State of Florida on July 17, 1992 under the name "American Financial Seminares, Inc " with authorized common stock of 1,000 shares at $1.00 par value.

Since its inception the Company has made several name changes and an increase in the authorized common stock to 50,000,000 shares with a par value of $.001.

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

Income  Taxes
-------------

On March 31, 2003, the Company had a net operating loss carry forward of $1,309,532. The amount of carry forward that may be available to offset future profits has not been determined and therefore no provision for a tax benefit has been provided.

The  loss  carry forward  expires  starting  in  2007  through  2023.

Basic  and  Diluted  Net  Income  (Loss)  Per  Share
----------------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic share amounts are shown in the report.

                               STUDIO  BROMONT  INC.
                           (DEVELOPMENT  STAGE  COMPANY)
                          NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)
                                 MARCH  31,  2003
================================================================================


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

3.   CAPITAL  STOCK

During 2002 the Company completed an SEC registration and issuance of 4,035,192 common shares at $.10 for services, of which, 1,847,877 shares were issued to a manager of the Company. (Note 4)

                               STUDIO  BROMONT  INC.
                           (DEVELOPMENT  STAGE  COMPANY)
                          NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)
                                 MARCH  31,  2003
================================================================================


4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officer-directors have not acquired any of the common outstanding stock of the Company nor received any compensation.
A manager of the Company, not an officer-director, received 1,847,877 free trading common shares for services, which he sold, and he has also made contributions to capital in 2002 by the payment $91,000 of Company expenses.

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

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

PLAN OF  OPERATIONS

Our principal asset is a license to use and commercialize the client software known as "Gnotella" ("Gnotella"). However, in late 2001, further development and promotion of Gnotella ceased. During the three month period ended March 31, 2003, the Company sought new business opportunities.

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

At March 31, 2003, the Company had no working capital to meet the cash requirements of the Company. In addition, at that date the Company had no assets and current liabilities totaling $668,021. We therefore believe the Company will need to raise as much as $900,000 by selling common shares or by borrowing in order to have sufficient capital to meet its needs for the next 12 months. The Company attempted without success to raise sufficient capital to vigorously pursue its business during 2001. Accordingly, there is significant doubt as to whether we will be able to raise the $900,000. Therefore the day to day operations of the Company are contingent upon our creditors allowing us to proceed without immediate payment of our obligations and upon our ability to raise sufficient monies to sustain minimal operations while we search for a business opportunity. It is impossible to know at this point whether we will be successful in this attempt.

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


ITEM 2.  CHANGES  IN  SECURITIES

We did not complete any sales of our securities during the fiscal quarter ended March 31, 2003.


ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2003.


ITEM 5.  OTHER  INFORMATION

None.


ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

--------------
EXHIBIT NUMBER                       DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003. However, we did file a Form 8-K on May 15, 2003, to disclose a change in our certifying accountant to Sellers and Andersen L.L.C.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STUDIO  BROMONT  INC.

Date:     June  9,  2003



By:       /s/  Rodger  Brulotte
        ---------------------------
         Rodger  Brulotte
         President
         Principal  Executive  Officer
         Principal  Accounting  Officer

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


Date:   June  9,  2003                  /s/  Rodger  Brulotte
                                       -------------------------------
                                       Rodger  Brulotte
                                       Chief  Executive  Officer
                                       Chief  Financial  Officer