Form 10QSB
period 2003-06-30
STUDIO BROMONT INC
filed 2003-08-28
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

[ ]      Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period__________ to

Commission File Number        000-27621

Studio Bromont Inc.

(Exact name of small Business Issuer as specified in its charter)

Florida                     95-4720231
(State or other jurisdiction of                  (IRS Employer Identification No.)
incorporation or organization)

2300 W. Sahara, Ave., Suite 500
Las Vegas, Nevada                     89102
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:        514-730-6514

PETAPEER HOLDINGS, INC.
2300 W. SAHARA AVE., SUITE 500
LAS VEGAS, NEVADA
89102
__________________________________________
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,703,416 Shares of Common Stock outstanding as of June 30, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1.        Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

STUDIO BROMONT INC.
(Development Stage Company)
BALANCE SHEET
June 30, 2003 and December 31, 2002

	June 30, 2003	Dec 31, 2002

ASSETS

CURRENT ASSETS

Cash	$0	$0

Total Current Assets	$0	$0

LIABILITIES AND STOCKHOLDERS ’EQUITY

CURRENT LIABILITIES

Accounts payable	$671,521	$666,512

Total Current Liabilites	$671,521	$666,512

STOCKHOLDERS’ DEFICIENCY

Common stock 50,000,000 shares authorized at $0.001 par value; 13,703,416 shares issued and outstanding	13,703	13,703

Capital in excess of par value	627,808	627,808

Deficit accumulated during the Development stage	(1,313,032)	(1,308,023)

Total Stockholders’ Deficiency	(671,521)	(666,512)

	$-	$-

The accompanying notes are an integral part of these financial statements.

STUDIO BROMONT, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Three and Six Months Ended June 30, 2003 and 2002

	3 month ended June 30, 2003	3 month ended June 30, 2002	6 month ended June 30, 2003	6 month ended June 30, 2003

REVENUES	$0	$0	$0	$0

EXPENSES

Administrative	3,500	12,775	5,009	418,138

Depreciation & amortization	0	0	0	6,716

Consultants & salaries	0	0	0	32,069

Total expenses	3,500	12,775	5,009	456,923

OTHER EXPENSES

Loss of assets	0	0	0	0

NET LOSS	$ (3,500)	$(12,775)	$(5,009)	$(456,923)

NET LOSS PER COMMON SHARE

Basic	$ 0	$ 0	$ 0	$ 0

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000s)	13,703	9,668

The accompanying notes are an integral part of these financial statements.

STUDIO BROMONT, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002

	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,009)	$(461,677)

Adjustments to reconcile net loss to Net cash provided by operating Activities

Depreciation & amortization		6,716

Increase (Decrease) in Interest Payable		4,754

Changes in accounts payables	5,009	44,688

Contributions to capital-expenses	0	0

Capital stock issued as payment for expenses	0	405,519

Net increase (Decrease) in Cash Flows from operations	0	0

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans	0	0

Proceeds from common stock subscriptions	0	0

Net change in Cash	0	0

Cash at Beginning of Period	0	0

Cash at end of Period	$ 0	$ 0

SCHEDULE OF NON CASH OPERATION ACTIVITIES

Contributions to capital-expenses 2000-2002	0	0

stock issued as payment for expenses 1992-2002	0	0

The accompanying notes are an integral part of these financial statements.

STUDIO BROMONT INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2003

1.ORGANIZATION

The Company was incorporated under the laws of the State of Florida on July 17, 1992 under the name American finacial Seminares, Inc with authorized common stock of 1,000 shares at $1.00 par value.

Since its inception the company has made several name changes and an increase in the authorized common stock to 50,000,000 shares with a par value of $.001.

The company was organized for the purpose of marketing a software license, however, in late 2001 this activity was abandoned and the company has remained inactive after that date.

The company is in the development stage.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting methods

The company recognizes income and expenses based on the accrual method of accounting.

Dividend policy

The company has not yet adopted a policy regarding payment of dividends.

Income taxes

On June 30, 2003, the company had a net operating loss carry forward of $1,313,032. The amount of carryfoward that may be availible to offset future profits has not been determined and therefore no provision for a tax benefit has been provided.

The loss carryforward expires starting in 2007 through 2023.

Basic and Diluted net Income (Loss) per share

Basic net income (loss) per share amount are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amount are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share right

STUDIO BROMONT INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2003

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

unless the exercise becomes antidilutive and then only the basic share amount are shown in the report.

Statement of cash flows

For the purposes of the statement of cash flow, the company considers all highly liquid investments with a maturity of three month or less to be cash equivalents.

Financial and Concentration Risk

The company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue is recognized on the sale and delivery of product or the completion of a service provided.

Advertising and Market development

The company expenses advertising and market develpment costs as incurred.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principales generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual result could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

Recent Accounting Pronouncements

STUDIO BROMONT INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2003

The company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.CAPITAL STOCK

During 2002 the company completed an SEC registration and issuance of 4,035,192 common shares at $.10 for service, of which 1,847,877 shares were issued to a manager of the Company. (note 4)

4.SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have not acquired any of the common outstanding stock of the company nor received any compensation.
A manager of the company, not an officer-director, received 1,847,877 free trading common shares for service, which he sold, and he has also made contributions to capital in 2002 by the payment $91,000 of Company expenses.

5.GOING CONCERN

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

Overview

Our principal asset was a license to use and commercialize the client software known as "Gnotella" ("Gnotella"). However, in late 2001, further development and promotion of Gnotella ceased.

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

Plan of Operations

We currently have no business activities. Our plan of operations is to identify and evaluate other businesses and technology opportunities and make arrangements to acquire one that is consistent with our expertise and income needs.

We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify technology or businesses for acquisition, we will require additional financing in order to enable us to complete the acquisition. However, we can provide no assurance that if we pursue additional financing we will receive any financing.

We currently have forecasted the expenditure of approximately $20,000 during the next six to twelve months in order to remain in compliance with the reporting requirements of the Securities Exchange Act of 1934 and to identify additional businesses and technology for acquisition. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired and we may lose our listing on the over-the-counter bulletin board. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised in the equity securities market. If we are successful and identify a business or technology to acquire, we will need additional financing to complete this acquisition.

We do not anticipate purchasing any real property or significant equipment during the next 12 months.

At the present time we have no employees other than our Chief Executive Officer and Chief Financial Officer, Mr. Benoit Laliberte. We do not anticipate hiring any employees until such time as we are able acquire any additional businesses and/or technology.

Results of Operations

We did not earn any revenues during the three or six month period ending June 30, 2003.

We incurred expenses in the amount of $3,500 for the three months ended June 30, 2003, compared to expenses of $12,775 for the three months ended June 30, 2002. We incurred expenses in the amount of $5,009 for the six months ended June 30, 2003, compared to expenses of $456,923 for the six months ended June 30, 2002. Our expenses for the three and six months ended June 30, 2003 were primarily attributable to paying administrative expenses. We incurred $3,500 in administrative expenses for the three months ended June 30, 2003, compared to $12,775 in administrative expenses for the three months ended June 30, 2002. We anticipate our operating expenses will increase as we undertake our plan of operations.

We incurred a loss of $3,500 for the three months ended June 30, 2003, compared to a loss of $12,775 for the three months ended June 30, 2002. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of June 30, 2003, we had no cash, compared to no cash as of December 31, 2002. We had a working capital deficit of $671,521 as of June 30, 2003, compared to a working capital deficit in the amount of $666,512 as of December 31, 2002. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2003.

Item 5. Other Information

On July 9, 2003, Rodger Brulotte resigned as our Chief Executive Officer, Chief Financial Officer, and from the board of directors and appointed Gilles Poliquin to fill the positions which Mr. Brulotte held. On July 22, 2003, Gilles Poliquin resigned as our Chief Executive Officer, Chief Financial Officer, and from the board of directors and appointed Benoit Laliberte to fill the positions which Mr. Poliquin held.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

We filed a Current Report on Form 8-K on May 15, 2003, to disclose a change in our certifying accountant to Sellers and Andersen L.L.C.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STUDIO BROMONT INC.

Date:     August 26, 2003

                              /s/Benoit Laliberte

           By:
        Benoit Laliberte
    Principal Executive Officer
Principal Accounting Officer