Form 10QSB
period 2003-09-30
STUDIO BROMONT INC
filed 2003-11-26
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2003

[ ]      Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period to

                  Commission File Number    000-27621

 Studio Bromont Inc.
_____________________________________________________________________________
(Exact name of small Business Issuer as specified in its charter)

Florida                      95-4720231
__________________________                                      _____________________________
(State or other jurisdiction of                                                                                        (IRS Employer Identification No.)
incorporation or organization)

2300 W. Sahara, Ave., Suite 500
Las Vegas, Nevada                                                                                89102

__________________________________                                                  _____________________
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:                 514-730-6514

PETAPEER HOLDINGS, INC.
2300 W. SAHARA AVE., SUITE 500
LAS VEGAS, NEVADA
89102
__________________________________________
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,703,416 Shares of Common Stock outstanding as of September 30, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

STUDIO BROMONT INC.
(Development Stage Company)
BALANCE SHEET
September 30, 2003 and December 31, 2002

Sept 30, Dec 31, 2003 2002

ASSETS
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS ’EQUITY
CURRENT LIABILITIES

Accounts payable	$675,751	$666,512

Total Current Liabilites	$675,751	$666,512

STOCKHOLDERS’ DEFICIENCY

Common stock 50,000,000 shares authorized at $0.001 par value; 13,703,416 shares issued and outstanding	$13,703	$13,703

Capital in excess of par value	$627,808	$627,808

Deficit accumulated during the Development stage	$(1,317,262)	$(1,308,023)

Total Stockholders’ Deficiency	$(675,751)	$(666,512)

	$-	$-

    The accompanying notes are an integral part of these financial statements

F1

STUDIO BROMONT, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Three and Nine Months Ended September 30, 2003 and 2002
and the Period July 17, 2002 to September 30, 2003

	3 month ended Sept 30, 2003	3 month ended Sept 30, 2002	9 month ended Sept 30, 2003	9 month endedSept 30, 2003		July 1992 to Sept 30, 2003
REVENUES	$ -	$-	$-	$-		$-

EXPENSES

Administrative	$ 4,230	$34,717	$9,239	$420,943		$322,425
Depreciation & amortization	$ -	$-	$-	$10,074		$14,738
Consultants & salaries	$ -	$9,000	$-	$33,929		$948,977

Total expenses	$ 4,230	$43,717	$9,239	$464,946		$1,286,140

OTHER EXPENSES
Interest expenses	$ -	$-	$-	$38,224		$-
Loss of assets	$ -	$-	$-	$31,122		$31,122

NET LOSS	$ (4,230)	$(43,717)	$(9,239)	$(523,608)		$(1,317,262)

NET LOSS PER COMMON SHARE

Basic	$ -	$-	$-	$-		$-

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000s)	$ 13,703	$11,685	$13,703	$11,685	$

    The accompanying notes are an integral part of these financial statements

F2

 STUDIO BROMONT, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Nine Months Ended Sept 30, 2003 and 2002

Sept. 30 Sept. 30 July 1992 to
2003 2002 Sept. 2003

September 30, 2003

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss	$(9,239)		$(523,608)	$(1,317,262)

Adjustments to reconcile net loss to
Net cash provided by operating activities
Depreciation & amortization
Increase (Decrease) in Interest Payable
Changes in accounts payables	$9,239		$(2,033)	$203,024
Contributions to capital-expenses	$-		$91,000	$92,500
Capital stock issued as payment for expenses	$-		$403,519	$406,019
Equipment abandoned	$-		$31,122	$-

Net increase (Decrease) in Cash Flows from operations	$-		$-	$(615,719)

CASH FLOWS FROM INVESTING
ACTIVITIES	$-		$-	$-

Proceeds from loans	$-		$-	$240,996

Proceeds from common stock subscriptions	$-		$-	$374,723

Net change in Cash	$-		$-	$-

Cash at Beginning of Period	$-		$-	$-

Cash at end of Period	$-		$-	$-

SCHEDULE OF NON CASH OPERATION ACTIVITIES

Contributions to capital-expenses 2000-2002	$-	$		$92,500

Stock issued as payment for expenses 1992-2002	$-	$		$406,019

    The accompanying notes are an integral part of these financial statements.

F3

STUDIO BROMONT INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Sept 30, 2003

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

Income taxes

On Sept 30, 2003, the company had a net operating loss carry forward of $1,317,262. The amount of carry foward that may be availible to offset future profits has not been determined and therefore no provision for a tax benefit has been provided.

The loss carryforward expires starting in 2007 through 2023.

Basic and Diluted net Income (Loss) per share

Basic net income (loss) per share amount are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amount are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share right

F4

STUDIO BROMONT INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
Sept 30, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

unless the exercise becomes antidilutive and then only the basic share amount are shown in the report.

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

Recent Accounting Pronouncements

F5

STUDIO BROMONT INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
Sept 30, 2003

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

F6

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

Plan of Operations

We currently have no business activities. Our plan of operations is to identify and evaluate other businesses and technology opportunities and make arrangements to acquire one that is consistent with our expertise and income needs. On July 18, 2003, we entered into a share exchange agreement with 3874958 Canada Inc. whereby we agreed to transfer to 3874958 Canada Inc. 26,500,000 common shares of Studio Bromont, Inc. stock in exchange for the transfer of 100 shares of American United Corporation, a Delaware corporation. The 100 shares of American United Corporation represent all of the issued and outstanding shares of the company. The agreement was contingent on the parties’ due diligence and completion of several conditions prior to sale. Subsequent to the reporting period on October 6, 2003, these conditions were satisfied and the sale was consummated.

Benoit Laliberte, our current CEO, CFO, and Director, is also the sole officer, director, and shareholder of American United Corporation. In addition, Mr. Laliberte is the sole officer, director, and shareholder of 3874958 Canada, Inc. As a result, Mr. Laliberte was the beneficial holder of the 100 shares of American United Corporation held by 3874958 Canada, Inc. and is now the beneficial holder of the 26,250,000 shares of Studio Bromont, Inc. issued to 3874958 Canada, Inc. in the transaction described above.

On October 6, 2003, a majority of the shareholders, by written consent, approved a change in the name of the Company to American United Corporation. In order to reflect the acquisition of American United Corporation shares, management considered it in the best interests of the Company to change their name.

We can provide no assurance that we will be successful due to our limited working capital. We require additional financing in order to enable us to successfully operate American United Corporation and achieve profitable operations. We plan to pursue additional financing in a form that has not been determined at this time. We can provide no assurance that we will receive any financing.

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

Results of Operations

We did not earn any revenues during the three or nine month period ending September 30, 2003.

We incurred expenses in the amount of $4,230 for the three months ended September 30, 2003, compared to expenses of $43,717 for the three months ended September 30, 2002. We incurred expenses in the amount of $9,239 for the nine months ended September 30, 2003, compared to expenses of $492,486 for the nine months ended September 30, 2002. Our expenses for the three and nine months ended September 30, 2003 were attributable to paying administrative expenses. We anticipate our operating expenses will increase as we undertake our plan of operations.

We incurred a loss of $4,230 for the three months ended September 30, 2003, compared to a loss of $9,239 for the three months ended September 30, 2002. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of September 30, 2003, we had no cash, compared to no cash as of December 31, 2002. We had a working capital deficit of $675,751 as of September 30, 2003, compared to a working capital deficit in the amount of $666,512 as of December 31, 2002. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 3.    CONTROLS AND PROCEDURES.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2. Changes in Securities

Subsequent to the reporting period on October 6, 2003, all conditions were satisfied and we entered into a share exchange agreement with 3874958 Canada Inc. whereby we transferred to 3874958 Canada Inc. 26,500,000 common shares of Studio Bromont, Inc. stock in exchange for 100 shares of American United Corporation, a Delaware corporation.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2003. Subsequent to the reporting period on October 6, 2003, a majority of the shareholders, by written consent, approved a change in the name of the Company to American United Corporation.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit
10.1	Share Exchange Agreement
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

We did not file a Current Report on Form 8-K during the quarter ended September 30, 2003 and have not filed a Current Report on Form 8-K since September 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STUDIO BROMONT INC.

Date:     November 19, 2003

            By:          /s/ Benoit Laliberte
      Benoit Laliberte
   Principal Executive Officer
 Principal Accounting Officer

