Form 10KSB
period 2003-12-31
UNITED AMERICAN CORP
filed 2004-05-18
CIK 1096688

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] For the transition period from _________________ to __________________

Commission file number: 000-27621

UNITED AMERICAN CORPORATION
(Formerly Known As Studio Bromont, Inc.)
(Exact name of Registrant as specified in its charter)

Florida                          95-4720231
(State or other jurisdiction of incorporation or organization)                                (I.R.S. Employer Identification No.)

220 De La Coulee
Mont Saint Hilaire, Quebec, Canada J3H 5Z6
(Address of principal executive offices)

(514) 788-4890
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No _____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenues for its most recent fiscal year:     $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$1,840,571 as of March 31, 2004

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
40,658,242 Common Shares as of March 31, 2004

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Overview

The Company was incorporated on July 17, 1992, under the laws of the state of Florida. The initial name of the Company was American Financial Seminars, Inc.

Since its inception, the Company has sought out various business opportunities, none of which have been successful over a sustained period of time. During the year ended December 31, 2003, the Company continued to explore opportunities to acquire products or businesses that the have the potential for profit.

On July 18, 2003, the Company entered into a share exchange agreement with 3874958 Canada Inc. whereby the Company agreed to transfer to 3874958 Canada Inc. 26,500,000 common shares of the Company’s stock in exchange for the transfer of 100 shares of American United Corporation, a Delaware corporation. The 100 shares of American United Corporation represent all of the issued and outstanding shares of the company. The agreement was contingent on the parties’ due diligence and completion of several conditions prior to sale. Subsequent to the reporting period on October 6, 2003, these conditions were satisfied and the sale was consummated.

Benoit Laliberte, the Company’s current CEO, CFO, and Director, is also the sole officer, director, and shareholder of American United Corporation. In addition, Mr. Laliberte is the sole officer, director, and shareholder of 3874958 Canada, Inc. As a result, Mr. Laliberte was the beneficial holder of the 100 shares of American United Corporation held by 3874958 Canada, Inc. and is now the beneficial holder of the 26,250,000 shares the Company issued to 3874958 Canada, Inc. in the transaction described above.

On October 6, 2003, a majority of the shareholders, by written consent, approved a change in the name of the Company to American United Corporation. In order to reflect the acquisition of American United Corporation shares, management considered it in the best interests of the Company to change their name.

The Company can provide no assurance that it will be successful due to its limited working capital. The Company requires additional financing in order to enable it to successfully operate American United Corporation and achieve profitable operations.

Government Regulation

The Company is not aware of any existing or pending governmental regulation that will have a material impact on the operation of its business.

Employees

As of the date of this report, the Company had no employees other than our sole officer and director, Mr. Benoit Laliberte.

Subsidiaries

As a result of the share exchange agreement entered into on July 18, 2003, American United Corporation, a Delaware corporation, became a wholly owned subsidiary of the Company.

Patents and Trademarks

The Company does not own, legally or beneficially, any patent or trademark.

Research and Development

The Company did not incur any research and development expenditures for the fiscal years ended December 31, 2002 or 2003.

Available Information

The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding our Company and other companies that file materials with the SEC electronically. The Company’s headquarters are located at 220 De La Coulee, Mont Saint Hilaire, Quebec, Canada J3H 5Z6. The Company’s phone number at that address is (514) 788-4890.

ITEM 2. Description of Property

The Company’s headquarters are located at 220 De La Coulee, Mont Saint Hilaire, Quebec, Canada J3H 5Z6. The Company pays no rent for the use of this address. The Company does not own or lease any real property.

ITEM 3. Legal Proceedings

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the Company’s security holders for a vote during the year ended December 31, 2003. On October 6, 2003, a majority of the shareholders, by written consent, approved a change in the name of the Company to American United Corporation.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholders Matters

Market Information

The Company’s common stock is currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers ("NASD"). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. The Company’s shares are quoted on the OTC Bulletin Board under the symbol "UAMA."

The following table sets forth the range of high and low bid quotations for the Company’s Common Stock for each of the periods indicated as reported by the NASD OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending December 31, 2003
Quarter Ended	High $	Low $
March 31, 2003	0.03	0.13
June 30, 2003	0.04	0.15
September 30, 2003	0.26	0.09
December 31, 2003	0.22	0.12

Fiscal Year Ending December 31, 2002
Quarter Ended	High $	Low $
March 31, 2002	0.48	0.06
June 30, 2002	0.33	0.06
September 30, 2002	0.11	0.03
December 31, 2002	0.07	0.02

On March 31, 2004, the closing price per share for the Company’s common stock, as reported by the NASD OTC Bulletin Board, was $0.13.

Penny Stock

Until the Company’s shares qualify for inclusion in the Nasdaq system, the public trading, if any, of the Company’s common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. The Company’s common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d)incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company’s common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of the Company’s shareholders to sell their shares.

Dividends

The Company has not declared any dividends since its incorporation. There are no dividend restrictions that limit the Company’s ability to pay dividends on its common stock in the Articles of Incorporation or Bylaws. Chapter 607 of Title 36 of the Florida Statutes does provide limitations the Company’s ability to declare dividends. Section 607.06401 of Chapter 607 prohibits the Company from declaring dividends where, after giving effect to the distribution of the dividend:

1. the Company would not be able to pay its debts when they became due in the usual course of business; or

2. the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

At the present time, the Company has no shareholders who have rights preferential to those of the common shareholders.

Section 607.0623 of Chapter 607 allows the board of directors to issue shares of stock pro rata to the Company’s shareholders as a share dividend.

Recent Sales of Unregistered Securities

On July 18, 2003, the Company entered into a share exchange agreement with 3874958 Canada Inc. whereby the Company agreed to transfer to 3874958 Canada Inc. 26,500,000 common shares of the Company’s stock in exchange for the transfer of 100 shares of American United Corporation, a Delaware corporation. These shares were issued pursuant to an exemption available under Section 4(2) of the Securities Act of 1933. In connection with this issuance, there was no public solicitation or general advertising used.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operations

The Company currently has no business activities. The Company’s plan of operations was to identify and evaluate other businesses and technology opportunities and make arrangements to acquire one that is consistent with the Company’s expertise and income needs. On July 18, 2003, the Company entered into a share exchange agreement with 3874958 Canada Inc. whereby the Company agreed to transfer to 3874958 Canada Inc. 26,500,000 common shares of its common stock in exchange for the transfer of 100 shares of American United Corporation, a Delaware corporation. The 100 shares of American United Corporation represent all of the issued and outstanding shares of the company. The agreement was contingent on the parties’ due diligence and completion of several conditions prior to sale. Subsequent to the reporting period on October 6, 2003, these conditions were satisfied and the sale was consummated.

Benoit Laliberte, the Company’s current CEO, CFO, and Director, is also the sole officer, director, and shareholder of American United Corporation. In addition, Mr. Laliberte is the sole officer, director, and shareholder of 3874958 Canada, Inc. As a result, Mr. Laliberte was the beneficial holder of the 100 shares of American United Corporation held by 3874958 Canada, Inc. and is now the beneficial holder of the 26,250,000 shares of the Company issued to 3874958 Canada, Inc. in the transaction described above.

On October 6, 2003, a majority of the shareholders, by written consent, approved a change in the name of the Company to American United Corporation. In order to reflect the acquisition of American United Corporation shares, management considered it in the best interests of the Company to change their name.

The Company can provide no assurance that it will be successful due to its limited working capital. The Company requires additional financing in order to enable it to successfully operate American United Corporation and achieve profitable operations. The Company’s plan is to pursue additional financing in a form that has not been determined at this time. The Company can provide no assurance that it will receive any financing.

The Company has currently forecasted the expenditure of approximately $20,000 during the next six to twelve months in order to remain in compliance with the reporting requirements of the Securities Exchange Act of 1934 and to begin to operate its wholly owned subsidiary, American United Corporation. The completion of the Company’s business plan for the next 12 months is contingent upon it obtaining additional financing. If the Company is unable to obtain additional financing, its business plan will be significantly impaired. The Company does not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, the Company will not be able to pursue its plan of operations until such time as the necessary funds are raised.

The Company does not anticipate purchasing any real property or significant equipment during the next 12 months.

Results of Operations for Fiscal Year Ended December 31, 2002

The Company did not earn any revenue for the fiscal year ended December 31, 2003 and has not earned any revenue since our inception on July 17, 1992. The Company does not anticipate earning revenues until it is able to secure financing.

The Company incurred total expenses of $82,664 for the fiscal year ended December 31, 2003, compared to expenses of $536,200 in the previous fiscal year. The Company’s expenses for the fiscal year ended December 31, 2003 consisted of administrative expenses in the amount of $21,164 and payments to consultants and salaries in the amount of $61,500.

The Company’s net loss for the fiscal year ended December 31, 2003 was $82,664, compared to a net loss of $536,200 in the previous fiscal year. The Company’s net loss is entirely attributable to its expenses.

Liquidity and Capital Resources

At December 31, 2003, the Company had no current assets and current liabilities of $61,712. The Company will need to raise as much as $900,000 by selling common shares or by borrowing in order to have sufficient capital to meet its needs for the next 12 months. The Company attempted without success to raise sufficient capital to vigorously pursue its business during 2001. Accordingly, there is significant doubt as to whether the Company will be able to raise the $900,000.

It should also be noted that the Company is obligated to satisfy the costs associated with filing the required reports under the Exchange Act of 1934. It appears at the present time that these costs will also have to be met through the continued sale of stock or by borrowing additional funds. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) pursue additional financing.

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

ITEM 7. Financial Statements

                                                                                                                                                 Page
                      ----

Independent Auditor’s Report               F-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2003                                                                 F-3

Consolidated Statement of Operations for the Years Ended December                F-4
31, 2003 and December 31, 2002 and the Period July 17, 1992 (date of inception) to December 31, 2003

Consolidated Statement of Changes in Stockholders’ Equity for the                                              F-5
Period July 17, 1992 (Date of Inception) to December 31, 2003

Consolidated Statements of Cash Flows for the Years Ended December                                       F-6
31, 2003 and 2002 and the Period July 17, 1992 (date of inception) to
December 31, 2003

Notes to Consolidated Financial Statements                                                                                  F-7

MADSEN & ASSOCIATES, CPA's Inc.                                                                                                                684 East Vine St, Suite 3
Certified Public Accountants and Business Consultants                                                                                                           Murray, Utah 84107
                                                                                                                                                                                                     Telephone 801 268-2632
                                                                                                                                                                                                      Fax 801-262-3978

Board of Directors
United American Corporation
Las Vegas, Nevada

                                                           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of United American Corporation (development stage company) at December 31, 2003, and the statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and the period July 17, 1992 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United American Corporation at December 31, 2003 and the results of operations, and cash flows for the years ended December 31, 2003 and 2002 and the period July 17, 1992 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
May 17, 2004                                                                                                                     /s/  Madsen & Associates, CPA's Inc.
                                                                                                                                                 Madsen & Associates, CPA's Inc.

F1

SELLERS AND ANDERSEN, L.L.C.                                                                                     941 East 3300 South, Suite 202
Certified Public Accountants and Business Consultants                                                                  Salt Lake City, Utah 84106

Member SEC Practice Section of the A1CPA                                                                                        Telephone 801-486-0096
                                                                                                                                                                        Fax 801-486-0098

Boad of Directors
Studio Bromont, Inc.
Las Vegas, Nevada

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Studio Bromont, Inc. (development stage company) at December 31, 2002, and the statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001 and the period July 17, 1992 (date of inception) to December 31, 2002.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit inclues examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statements presentation.  We believe that our audit proveds a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Studio Bromont, Inc. at December 31, 2002 and the results of operations, and cash flows for the years ended December 31, 2002 and the period July 17, 1002 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 5.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah                                                                                   /s/ Sellers & Anderson, L.L.C.
May 21, 2003                                                                                                 Sellers and Andersen, LLC

F2

UNITED AMERICAN CORPORATION
( Development Stage Company )
              BALANCE SHEET
              December 31, 2003

ASSETS
CURRENT ASSETS

Cash	$-

Total Current Assets	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$61,712

Total Current Liabilities	61,712

CONTINGENT LIABILITIES - note 5	-

STOCKHOLDERS' DEFICIENCY

Common stock
50,000,000 shares authorized at $0.001 par value;
14,318,416 shares issued and outstanding	14,318
Capital in excess of par value	688,693

Deficit accumulated during the Development stage	(764,723)

Total Stockholders' Deficiency	(61,712)

$-

The accompanying notes are an integral part of these financial statements.

F3

UNITED AMERICAN CORPORATION
        (Development Stage Company)
     STATEMENT OF OPERATIONS
                                                                               For the Years Ended December 31, 2003 and 2002 and the
                                                                            Period July 17, 1992 (date of inception) to December 31, 2003

Dec 31, Dec 31, July 17, 1992 to
2003 2002 31-Dec-03

REVENUES	$-	$-	$-

EXPENSES

Administrative	21,164	66,681	334,350
Depreciation & amortization	-	-	14,738
Consultants & salaries	61,500	469,519	1,010,477

	82,664	536,200	1,359,565

NET LOSS - before other income and expense	(82,664)	(536,200)	(1,359,565)

OTHER INCOME AND EXPENSES

Extinguishment of debt	625,964	-	625,964
Loss of assets	-	(31,122)	(31,122)

NET INCOME (LOSS)	$543,300	$(567,322)	$(764,723)

NET LOSS PER COMMON SHARE

Basic and diluted	$0.04	$0.05

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000s)	13,806	11,775

The accompanying notes are an integral part of these financial statements.

F4

UNITED AMERICAN CORPORATION
      ( Development Stage Company )
                                                                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period July 17, 1992 (Date of Inception)
                                                                                                                                             to December 31, 2003

Capital in
Common Stock Excess of Accumulated
Shares Amount Par Value Deficit

Balance July 17, 1992 (date of inception)	-	$-	$-	$-

Issuance of common stock for services
at $0.001	1,000,000	1,000	1,500	-
Net operating loss for the period ended
31-Dec-92	-	-	-	(2,500)
Issuance of common stock for cash
at $.05-net of issuance costs	2,500,000	2,500	116,825	-
Contribution to capital-expenses	-	-	1,500	-
Net operating loss for the year ended
31-Dec-98	-	-	-	(120,450)
Issuance of common stock for cash
at $0.005 - net for issuance costs	5,000,000	5,000	18,667
Net operating loss for the year ended
31-Dec-99	-	-	-	(32,490)
Net operating loss for the year ended
31-Dec-00	-	-	-	(123,601)
Issuance of common stock for
software rights	1,168,224	1,168	(1,168)	-
Net operating loss for the year ended
31-Dec-01	-	-	-	(461,660)
Issuance of common stock for services
at $.10 - June 21, 2002	4,035,192	4,035	399,484	-
Contribution to capital - expenses	-	-	91,000	-
Net operating loss for the year ended
31-Dec-02	-	-	-	(567,322)

Balance December 31, 2002	13,703,416	13,703	627,808	(1,308,023)

Issuance of common stock for services
at $.10 - Sept to Dec 2003	615,000	615	60,885	-
Net operating income
for the year ended
31-Dec-03	-	-	-	543,300

Balance December 31, 2003	14,318,416	$14,318	$688,693	$(764,723)

The accompanying notes are an integral part of these financial statements.

F5

UNITED AMERICAN CORPORATION
                  ( Exploration Stage Company )
                STATEMENT OF CASH FLOWS
                                                                                       For the Years Ended December 31, 2003 and 2002 and the
                                                                                                               Period July 17, 1992 (date of inception) to December 31, 2003

Dec 31, Dec 31, July 17, 1992 to
		2003			2002

31-Dec-03

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (loss)		$543,300		$(567,322)	$(764,723)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities

Changes in accounts payables		21,164		41,681	687,676
Contributions to capital - expenses		-		91,000	92,500
Capital stock issued as payment for expenses and services		61,500		403,519	467,519
Extinguishment of debt		-625,964		-	-625,964
Deprecitation and amortization		-		-	-
Equipment abandoned		-		31,122	-

Net Change in Cash Flows from Operartions		-		-	(142,992)

CASH FLOWS FROM INVESTING ACTIVITIES		-		-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock		-		-	142,992

Net Change in Cash		-		-	-

Cash at Beginning of Period		-		-	-

Cash at End of Period		-		-	$-

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contributions to capital - expenses - 2000-2002	$		$		$92,500

Capital stock issued as payment for expenses - 1992-2003
467,519

The accompanying notes are an integral part of these financial statements.

F6

UNITED AMERICAN CORPORATION
      ( Development Stage Company )
NOTES TO FINANCIAL STATEMENTS
                 December 31, 2003

________________________________________________________________________________________________________________________

1.    ORGANIZATION

The Company was incorporated under the laws of the State of Florida on July 17, 1992 under the name A American Financial Seminares, Inc @ with authorized common stock of 1,000 shares at $1.00 par value.

Since its inception the Company has made several name changes and an increase in the authorized common stock to 50,000,000 shares with a par value of $.001 and on February 5, 2004 the name was changed to A United American Corporation. @

The Company was organized for the purpose of marketing a software license known as A Gnotella @ , however, in late 2001 this activity was abandoned and the Company has remained inactive after that date and is now in the process of entering the telecommunications business as outlined in note 7.

The Company is in the development stage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On December 31, 2003, the Company had a net operating loss available for carryforward of approximately $765,851. The amount of carryforward that may be available to offset future profits has not been determined and therefore no provision for a tax benefit has been provided.

The loss carryforward expires starting in 2007 through 2024.

F7

UNITED AMERICAN CORPORATION
      ( Development Stage Company )
                                                                          NOTES TO FINANCIAL STATEMENTS (Continued)
              December 31, 2003

__________________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic share amounts are shown in the report.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.
Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

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

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

F8

UNITED AMERICAN CORPORATION
       ( Development Stage Company )
                                                                         NOTES TO FINANCIAL STATEMENTS (Continued)
              December 31, 2003

________________________________________________________________________________________________________________________

3. CAPITAL STOCK

During 2002 the Company completed the registration and issuance of 4,035,192 common shares at $.10 for services, of which, 1,847,877 shares were issued to a manager of the Company. (Note 4)
During 2003 the Company issued 615,000 shares for services at $.10. During 2003 the Company issued 374,826 shares into an escrow account as security for the future payment of legal expense. The shares will not be shown as outstanding until they are released and used as payment on legal fees.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have not acquired any of the common outstanding stock of the Company nor received any compensation, however, the contract of purchase agreement described in note 7 is between the Company and a corporation controlled by the Company president.

A manager of the Company, not an officer-director at the time, received 1,847,877 free trading common shares for services, which he sold, and he has also made contributions to capital during 2002 by the payment $91,000 of Company expenses.

5. CONTINGENT LIABILITIES - EXTINGUISHMENT OF DEBT

During 2003 the Company deleted $625,964 of its carried debt because it was determined that the statute of limitations had run, within the state or Canadian province in which the debt had been incurred. Any of the creditors could start legal actions against the Company for recovery by claiming exceptions in the laws of the jurisdiction that may apply. The cost of defending any potential action cannot be determined.

6. GOING CONCERN

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

F9

UNITED AMERICAN CORPORATION
( Development Stage Company )
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2003

______________________________________________________________________________________________________________________

7. ACQUISITION OF ALL OUTSTANDING STOCK OF UNITED AMERICAN CORP.

On July 18, 2003 the Company entered into a contract of purchase of all the outstanding stock of United American Corp.(a Delaware Corporation) from 3874958 Canada Inc. (a Canadian Corporation and an affiliate of the Company by common officers). The terms of the purchase provides for a stock for stock exchange in which the Company will issue 26,500,000 common shares of its common capital stock to 3874958 Canada Inc. in exchange for 100 shares of United American Corp. The 26,500,000 shares of the Company was issued into an escrow account on October 5, 2003 pending closing of the exchange and will represent 65% of the outstanding stock of the Company after closing. The closing is expected to be completed during June of 2004. The shares of the Company will not be shown as outstanding until the exchange is completed.
United American Corp. is in the business as an international telephone carrier.

The financial statements of 3874958 Canada Inc. and United American Corp. were not available on the date of this report and therefore no pro-forma financial statements have been included.

F10

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNING AND FINANCIAL DISCLOSURE

The Company had no disagreements with its independent auditors on accounting or financial disclosures.

On February 18, 2004, the Company dismissed its auditor, Sellers & Andersen, LLC ("Sellers & Andersen"). The Company dismissed Sellers & Andersen because Sellers & Andersen was not registered with the Public Company Accounting Oversight Board ("PCAOB"). Also on February 18, 2004, the Company engaged Madsen & Associates, CPA's Inc., ("Madsen") certified public accountants, as the Company’s independent accountants.

ITEM 8A: CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, Mr. Benoit Laliberte. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, and offices of the sole Director and executive officer of the Company are set forth below:

Name	Age	Position with the Company
Benoit Laliberte	31	Chief Executive Officer, Chief Financial Officer, and Director

On July 9, 2003, Rodger Brulotte resigned as the Company’s Chief Executive Officer, Chief Financial Officer, and from the board of directors and appointed Gilles Poliquin to fill the positions which Mr. Brulotte held. On July 22, 2003, Gilles Poliquin resigned as the Company’s Chief Executive Officer,

Chief Financial Officer, and from the board of directors and appointed Benoit Laliberte to fill the positions which Mr. Poliquin held.

Set forth below is a brief description of the background and business experience of Benoit Laliberte for the past five years.

Mr. Benoit Laliberte:
Benoît Laliberté was born on July 18, 1972. In 1990, Mr. Laliberte started a computer business, called Jitec Corporation.
In 1994, he created the EVAC (Electronic Virus Activity Control) technology meant to protect computers from viruses. In 1996, Mr. Laliberte was chosen Young Entrepreneur of the Year by the Business Development Bank of Canada (BDC). Mr. Laliberte created in 1997 the Winbit PowerVec for ASP and the Winbit Terminal. In 1999, Mr. Laliberte created a wall mounted decentralized WinBit server, and acquired a chain of computer stores, with revenues in excess of $6 million and employing approximately 60 persons.

In 2000, Mr. Laliberte established an important center for the control and management of ASP application servers, and listed Jitec Corporation on the Montreal Stock Exchange. Mr. Laliberte spent a brief period acting as a technology consultant for Vectoria Inc. American United Corporation was established by Mr. Laliberte in 2002 with the intention of operating in the Information Technologies industry. On July 22, 2003, Mr. Laliberte was appointed as Chief Executive Officer, Chief Financial Officer, and member of the board of directors of Studio Bromont, Inc.

Term of Office

Directors of the Company are appointed for a one year term to hold office until the next annual meeting of the holders of the Company's common stock or until removed from office in accordance with the Company's by-laws. Officers of the Company are appointed by the Company's board of directors and hold office until removed by the Company’s board of directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended December 31, 2003 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:

Number     Transactions      Known Failures
Of Late      Not Timely                           To File a Required
Name and Principal Position                 Reports      Reported                              Form

__________________________________________________________________________________________

Benoit Laliberte,                                    2                                   2                                            None
CEO, CFO, & Director
__________________________________________________________________________________________

Code of Ethics Disclosure Compliance

As of December 31, 2003, the Company has not adopted a Code of Ethics for Financial Executives, which include its Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

Subsequent to December 31, 2003, the Company has begun the process of designing a code of ethics which will be filed with the Security and Exchange Commission upon completion.

ITEM 10.             EXECUTIVE COMPENSATION

The table below sets forth, for the period indicated, all compensation awarded to, earned by or paid to the Company's officers for the last three fiscal years. There has been no compensation earned for services rendered by any of the Company’s named directors.

Annual Compensation Table

Annual Compensation         Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Compensation	Annual Awarded	Restricted Stock Options / SARs (#)	LTIP Payouts	All Other Compensation
Benoit Laliberte	CEO, CFO, Director	2001 2002 2003	N/A N/A $0	N/A N/A $0	N/A N/A $0	N/A N/A $0	N/A N/A $0	N/A N/A $0	N/A N/A $0
Gilles Poliquin	Former CEO, CFO, & Director	2001 2002 2003	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Rodger Brulotte	Former CEO, CFO, & Director	2001 2002 2003	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

Stock Option Grants

The Company did not grant any stock options to its sole officer and director during the most recent fiscal year ended December 31, 2003.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of March 31, 2004 by: (i) each person (including any group) known to the Company to own more than five percent (5%) of any class of our voting securities, (ii) each of the Company’s directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common Stock	Benoit Laliberte 220 de la Coulee Mont-Saint-Hilaire, Quebec, Canada J3H 5Z6	26,250,000	64.56%
Common Stock	All Officers and Directors as a Group (1 person)	26,250,000	64.56%

(1)       Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2004. As of March 31, 2004, there were 40,658,242 shares of our common stock issued and outstanding.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since the Company’s date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us other than stated below:

(1)  Any of the Company’s directors or officers;
(2)  Any person proposed as a nominee for election as a director;
(3)  Any person who beneficially owns, directly or indirectly, shares carrying more  than 10% of the voting rights attached to the Company’s outstanding shares of common stock;
(4)  Any of the Company’s promoters;
(5)  Any relative or spouse of any of the foregoing persons who has the same house as such person.

On October 6, 2003, the Company issued 26,250,000 shares of its common stock to 3874958 Canada, Inc. in exchange for the acquisition of all of the issued and outstanding shares of American United Corporation. Benoit Laliberte, the Company’s CEO, CFO, and Director, is also the sole officer, director, and shareholder of American United Corporation. Mr. Laliberte is the beneficial owner of the 26,250,000 shares of the Company issued to 3874958 Canada, Inc. in the transaction described above.

PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

The company did not submit any reports on Form 8-K in the last quarter of the fiscal year ended December 31, 2003.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2002 was $7,225.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2002 and 2003.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2002 and 2003 were $0 and $0 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED AMERICAN CORPORATION

By:             /s/ Benoiit Laliberte
Benoit Laliberte
Chief Executive Officer, Chief Financial Officer, & Director
Date: May 17, 2004

