Form 10QSB
period 2004-03-31
UNITED AMERICAN CORP
filed 2004-06-11
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]      QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                                                                                                                         For the quarterly period ended March 31, 2004

[ ]         TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                                                                     For the transition period from __________ to __________

                     Commission File Number 000-27621

UNITED AMERICAN CORPORATION
(Exact name of Small Business Issuer as specified in its charter)

FLORIDA                                                                                                                                            95-4720231
(State or other jurisdiction of incorporation)                                                                            (IRS Employer Identification No.)

220 De La Coulee, Mount Saint Hilaire, Quebec, Canada J3H 5Z6
(Address of principal executive offices)

514-788-4890
(Issuer's telephone number)

_________________________________________________________________
(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
40,658,242 shares of common stock as of March 31, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

Our general unaudited financial statements included with the Form 10-QSB are as follows:

(a)     Balance Sheets as of March 31, 2004 (unaudited);
(b)     Statements of Operations three months ended March 31, 2004, and March 31, 2003;
(c)     Statement of Cash Flow – three months ended March 31, 2004 and 2003 (unaudited);
(d)     Notes to Unaudited Financial Statements.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for this interim period are not necessarily indicative of the results that can be expected for the full year.

UNITED AMERICAN CORPORATION
(Development Stage Company)
BALANCE SHEET
March 31, 2004

ASSETS
CURRENT ASSETS

Cash	54,560

Telecom equipment	225,279

Total Current Assets	$279,839

LIABILITES AND STOCKHOLDERS’EQUITY
CURRENT LIABILITIES

Accounts payable	$61,712

Total Current Liabilites	61,712

STOCKHOLDERS’ DEFICIENCY

Common stock 50,000,000 shares authorized at $0.001 par value;
40,658,242 shares issued and outstanding	40,658

Capital in excess of par value	662,353

Deficit accumulated during the Development stage	(484,884)

Total Stockholders’ Deficiency	218,127

$-

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN CORPORATION
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2004 and 2003 and the Period July17, 1992
(date of inception) to March 31, 2004

	March 31, 2004	March 31, 2003	Jul 17, 1992 to March 31, 2004

REVENUES	$535,861	$-	$535,861

EXPENSES

Administrative	140,808	1,509	475,158
Operation	115,214		115,214
Depreciation & amortization	-	-	14,738
Consultants & salaries			1,010,477

	256,022	1,509	1,615,587

OTHER EXPENSES

Extinguishment of Debt			625,964
Loss of assets	-	-	(31,122)

NET PROFT (LOSS)	$279,839	$(1,509)	$(484,884)

NET LOSS PER COMMON SHARE

Basic	$-	$-

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000s)	14,318	13,703

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN CORPORATION
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003 and the Period July17, 1992
 (date of inception) to March 31, 2004

	March 31, 2004	March 31, 2003	July17, 1992 to 2004

March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit (Loss)	$279,839	$(1,509)	$(484,884)

Adjustments to reconcile net loss to
Net cash provided by operating
Activites

Changes in accounts payables	-	1,509	687,676
Contributions to capital-expenses	-	-	92,500
Capital stock issued as payment for expenses	-	-	467,519
Extinguishment of debt	-	-	(625,964)

Net increase (Decrease) in Cash Flows from operations	279,839	-	136,847

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
Telecommunication Equipment	225,279

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans	-	-	-
Proceeds from common stock subscriptions	-	-	142,992

Net change in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at end of Period	$54,560	$-	$279,839

SCHEDULE OF NON CASH OPERATION ACTIVITIES

Contributions to capital-expenses 2000-2004			$92,500

Stock issued as payment for expenses 1992-2004			467,519

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN CORPORATION
( Development Stage Company )
NOTESTO FINANCIAL STATEMENTS

March 31, 2004

1.    ORGANIZATION

The Company was incorporated under the laws of the State of Florida on July 17, 1992 under the name American Financial Seminares, Inc withauthorized common stock of 1,000 shares at $1.00 par value.

Since its inception the Company has made several name changes and an increase in the authorized common stock to 50,000,000 shares with a par value of $.001 and on February 5, 2004 the name was changed to United American Corporation.

The Company was organized for the purpose of marketing a software license known as Gnotella , however, in late 2001 this activity was abandoned and the Company as remained inactive after that date and is now in the process of entering the telecommunications business as outlined in note 7.

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

On December 31, 2003, the Company had a net operating loss available for carryforward of approximately $484,884. The amount of carryforward that may be available to offset future profits has not been determined and therefore no provision for a tax benefit has been provided. The loss carryforward expires starting in 2007 through 2024.

UNITED AMERICAN CORPORATION
( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2004

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

UNITED AMERICAN CORPORATION
( Development Stage Company )
NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Telecommunication Equipment

Depreciation will begin in the second quarter of 2004 on the straight line method for a five year period.

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

UNITED AMERICAN CORPORATION
(Development Stage Company )
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2004

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

Item 2.       Management’s Discussion and Analysis or Plan of Operation.

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

Overview

We were incorporated on July 17, 1992, under the laws of the state of Florida. Our initial name was American Financial Seminars, Inc.

Since our inception, we sought out various business opportunities, none of which have been successful over a sustained period of time. During the year ended December 31, 2003, we continued to explore opportunities to acquire products or businesses that the have the potential for profit.

On July 18, 2003, we entered into a share exchange agreement with 3874958 Canada Inc. whereby we agreed to transfer to 3874958 Canada Inc. 26,500,000 common shares of our common stock in exchange for the transfer of 100 shares of American United Corporation, a Delaware corporation. The 100 shares of American United Corporation represent all of the issued and outstanding shares of the company. The agreement was contingent on the parties’ due diligence and completion of several conditions prior to sale. Subsequent to the reporting period on October 6, 2003, these conditions were satisfied and the sale was consummated.

Benoit Laliberté, our current CEO, CFO, and Director, is also the sole officer, director, and shareholder of American United Corporation. In addition, Mr. Laliberté is the sole officer, director, and shareholder of 3874958 Canada, Inc. As a result, Mr. Laliberté was the beneficial holder of the 100 shares of American United Corporation held by 3874958 Canada, Inc. and is now the beneficial holder of the 26,250,000 shares we issued to 3874958 Canada, Inc. in the transaction described above.

On February 3, 2004, a majority of the shareholders, by written consent, approved a change in the name of the Company to United American Corporation. In order to reflect the acquisition of American United Corporation shares, management considered it in the best interests of the Company to change their name.

Description of Business

Following the acquisition of American United Corporation, we have revised our business plan and will implement the business plan of American United Corporation. American United Corporation began its operations in 2002 as a holding company focused on the acquisition of network-centric technology and telecommunication companies. Given the rapid changes in the telecommunications marketplace, and the strong need for a competitive edge, they revised their business plan and set out on a new course in 2003 to provide Voice over Internet Protocol (VoIP) solutions.

VoIP means that the technology used to send data over the Internet is now being used to transmit voice as well. The technology is known as packet switching. Instead of establishing a dedicated connection between two devices (computers, telephones, etc.) and sending the message "in one piece", this technology divides the message into smaller fragments, called 'packets'. These packets are transmitted separately over a decentralized network and when they reach the final destination, they're reassembled into the original message.

VoIP allows a much higher volume of telecommunications traffic to flow at much higher speeds than traditional circuits do, and at a significantly lower cost. VoIP networks are significantly less capital intensive to construct and much less expensive to maintain and upgrade than legacy networks (traditional circuit-switched networks). Since VoIP networks are based on internet protocol, they can seamlessly and cost-effectively interface with the high-technology, productivity-enhancing services shaping today's business landscape. These networks can seamlessly interface with web-based services such as virtual portals, interactive voice response (IVR), and unified messaging packages, integrating data, fax, voice, and video into one communications platform that can interconnect with the existing telecommunications infrastructure.

Our business will provide businesses and individuals with a growing suite of innovative retail domestic and international voice and data products and services using VoIP. We will also offer wholesale (carrier-to-carrier) solutions.

Our objective is to help small-to-medium sized business and residential customers alike gain more control over the cost of their domestic and international long-distance calls. We will deliver long distance calling services at substantially reduced rates over our own network, built on open standards-based Internet Protocol (IP) gateway technology.

Prior to the merger with us, American United Corporation acquired from Vectoria Inc., companies involved in the fields of Internet, networks and IP Telephony: 3874699 Canada Inc (doing business under Vectoria Corporation), Vectoria Telecom Inc., 9072-7009 Québec Inc. (Doing business under Prolan Communications), 3422411 Canada Inc. (formerly Smartnet.ca Inc.).

Subsidiaries

Vectoria Telecom, Inc.
Vectoria Telecom Inc. ("VTI") will take on the responsibility of configuring a VOIP gateway, creating the dial-peers POTS or VoIP depending on business requirements.

VTI will also provide extremely committed and on-time support to meet specific resource and consulting requirements on VoIP networks. VTI will study a system to define the problem, scope requirements and propose quality solutions. VTI executes follow up action right through to successful implementation. Following installation, VTI is available to answer questions and provide us with the necessary support.

Prolan Communications, Inc.

Prolan Communications, Inc. ("Prolan") is a small business technology integration firm based in Montreal, Quebec. Prolan offers small businesses the technology consulting needs required to thrive in a constantly changing business environment. Prolan can help business by offering network implementation and support, managed workstation support, custom application development, and web design and hosting services.

Prolan is mostly involved in networking. Prolan can create Local or Wide Area networks, complete internet/intranet, remote connectivity, and firewall or Virtual Private Networking (VPN) solutions.

United American Telecom, Inc.

United American Telecom Inc. ("UATI") offers high quality call completion at competitive wholesale prices to prepaid and service providers. UATI enables international prepaid providers to outsource call completion for some or all of their prepaid service programs to UATI.

By outsourcing to UATI, prepaid service providers can focus on marketing, distribution, acquisition, and retention and build their businesses while UATI provides high quality, low cost call completion to any destination.

American Financial Services, Inc.

American Financial Services Inc. ("AFS") is a commercial finance institution focused on providing credit to individuals and small and medium size companies. AFS primarily services the needs of Canadians. AFS specializes in meeting the capital requirements of all independent and private businesses that require financing for the acquisition of commercial equipment.

AFS’ criteria are simple; they are a performance based lender, which means they do not approve credit like a bank. The customer’s balance sheet and his declared income are not the primary consideration. AFS reviews the customer’s past payment performance on proposed transactions and their future ability to pay.

AFS can approve financing requirements same day. AFS’ credit department pre-approves every account with a credit line, so when a business financing needs arises a customer simply phones to discuss the details. AFS can work together with the supplier to ensure any new purchase is quick and effortless.

Products

Cisco IP Phone 7902G

The Cisco IP Phone 7902G is a cost-effective, entry-level IP phone addressing the voice communications needs of any area where only basic calling capability is required. The Cisco IP Phone 7902G is a single-line IP phone, with fixed feature keys that provide one-touch access to the redial, transfer, conference, and voice-mail access features. The Cisco IP Phone 7902G supports inline power. This capability allows the phone to receive power over the local area network and gives the network administrator centralized power control translating into greater network availability.

Cisco IP Phone 7905G

The Cisco IP Phone 7905G is a cost-effective, basic IP phone providing a core set of business features. It is specifically suited for enterprise and service provider applications and can be deployed in the following end-user environments: enterprises, small and medium-sized businesses (SMB), and small offices, home offices (SOHO). It is also suitable for places where single-line phones are typically installed such as cafeterias, break rooms, lobbies, and manufacturing floors.

The Cisco IP Phone 7905G provides single-line access and four interactive soft keys that guide a user through call features and functions via the pixel-based liquid crystal display (LCD). The graphic capability of the display provides a rich user experience by presenting calling information, intuitive access to features, and language localization in future firmware releases.

The Cisco IP Phone 7902G supports inline power. This capability allows the phone to receive power over the local area network and gives the network administrator centralized power control translating into greater network availability.

Cisco IP Phone 7940G

The Cisco IP Phone 7940G, a key offering in the IP Phone portfolio, addresses the communication needs of a transaction type worker. It provides two programmable line and feature keys, plus a high quality speakerphone. The Cisco IP Phone 7940G also has four dynamic soft keys that guide users through call features and functions. Built-in headset port and integrated Ethernet Switch are standard with the Cisco IP Phone 7940G. Also includes audio controls for full duplex speakerphone, handset and headset. The Cisco IP Phone 7940G also features a large, pixel-based LCD display. The display provides features such as date and time, calling party name, calling party number, and digits dialed. The graphic capability of the display allows for the inclusion of such features as XML (Extensible Markup Language) and future features.

Cisco IP Phone 7960G

The Cisco IP Phone 7960G is designed to meet the communication needs of a professional worker in an office environment. It has access to multiple telephone lines (or combination of lines and/or direct access to telephony features). High quality, hands-free speakerphone capability and built-in headset connectivity are included. A large pixel-base display provides supplemental information, access to applications, and makes it easy to use telephone features.

Cisco IP Phone 7920

The Cisco Wireless IP Phone 7920 is an easy-to-use IEEE 802.11b wireless IP phone that provides comprehensive voice communications in conjunction with Cisco Call Manager and Cisco Aironet® 1200, 1100, 350, and 340 series of Wi-Fi (IEEE 802.11b) access points. As a key component of the Cisco AVVID Wireless Solution, the Cisco Wireless IP Phone 7920 delivers seamless intelligent services such as security, mobility, quality of service (QoS), and management, across an end-to-end Cisco network. The Cisco Wireless IP Phone 7920 provides the first generation of wireless IP phones for Cisco's IP Communications solution. The Cisco Wireless IP Phone 7920 supports a host of calling features and voice quality enhancements.

e-Connect Units

e-Connect units will soon be available for purchase. The unit, which plugs into the phone jack of a home or office telephone, allows savings on long-distance prepaid calling by routing toll calls on a voice over IP (VoIP) network.

The unit plugs into a one-or two-line telephone's jack, and the phone line then plugs into e-Connect. The unit routes originating analog calls where they are then digitized and sent through a private VoIP network. e-Connect is compact and portable and requires no external power or batteries. Customers enter PIN information once and then can dial without entering access codes or additional numbers.

Services

Our business service is based on customer input as to the most valuable features for their businesses. That's why it contains benefits you won't find in other providers' bundled products. The following is a summary of the services we offer:

Call Forward Busy

When your line is busy, your calls are forwarded to a predetermined phone number or to Voice Messaging. The Programmable option lets you change the destination of forwarded calls to a cellular phone, home phone, or other phone as the situation may require.

Call Forward Don't Answer

When you don't answer a call after a few rings, the call will be forwarded to a predetermined phone number or to Voice Messaging. A Programmable version is also available.

Call Hold
Put someone on hold without losing the connection, make another call on the same line, and then return to the original call.

Call Park

Put a call on hold to be retrieved at another directory number in your office.

Call Pick-up

Allow incoming calls to be answered by any one of several designated stations in your office.

Call Transfer/Three-way Conferencing

Transfer your caller to another person, or add that third person to your call.

Call Waiting

When someone tries to reach you when you're on the phone, they'll hear ringing, not a busy signal, and you will receive a subtle tone to let you know they are waiting. You can put the existing call on hold to acknowledge the new caller, or abandon one of the calls.

Caller ID Blocking

Pre-determine whether or not your line number will be displayed to the called party.

Calling Number Delivery

View the number of the incoming call. This service requires your own separate equipment.

Distinctive Ringing

Different rings let you distinguish between calls coming from other stations within your system, and calls coming from outside the office.

Group Intercom

Call another station within your office by dialing a one-or-two-digit number.

Hunting

When your line is busy, the call is forwarded to the next available line in a fixed group of numbers.

Last Number Redial

Simply dial a code and save the trouble of relocating and redialing the last number you called.

Music on Hold

Allows callers to hear music while they are on hold.

Voice Menuing (future)

Route calls to specific mailboxes or telephone numbers.

Voice Messaging

A Basic Mailbox lets your caller record a message when you're not available to answer. A Plus Mailbox allows messages to be delivered through email (as a WAV file).

Plan of Operation

We are implementing a business model that converges computing and telecommunications in one single application, which offers another option to a conventional telephone line. Our objectives over the next twelve months are to:
     Focus corporate attention toward customer service and satisfaction
     Increase our market share
     Expand our geographic coverage
Our plan is based on emphasizing quality and strategically aligning ourselves with world-class technology leaders. We intend to achieve our objectives by deploying a voice over IP network that leverages the expertise and technological infrastructure of strategic players. Specifically, we intend to extend our network by installing IP Telephony gateways initially in Central and South America and eventually in other areas of the world where it will be profitable to do so. We also will seek to broaden our distribution channels by entering into distribution agreements with private label strategic players. We believe that growth through strategic acquisitions of complementary technologies, products and distribution channels offers the potential for significant competitive advantage.

The discussion that follows only includes the financial results for the reporting period ended March 31, 2004. Given the change in our business plan and acquisition of American United Corporation, a Delaware corporation, in the past year, management believes that it would not be of any value to compare the financial results of the three-month ended March 31, 2004 to the three-month period ended March 31, 2003.

Assets

As of March 31, 2004, we had total assets in the amount of $279,839, compared to total assets in the amount of $0 as of December 31, 2003. The increase in our total assets is primarily attributable to the acquisition of American United Corporation. As of March 31, 2004 we had cash in the amount of $54,560, compared to $0 cash as of December 31, 2003.

Our largest asset is telecom equipment in the amount of $225,279.

Liabilities and Stockholders’ Equity

Our total liabilities as of March 31, 2004 were $61,712, compared to total liabilities in the amount of $61,712 as of December 31, 2003. Our liabilities consist of Accounts Payable in the amount of $61,712.

Our stockholders’ equity was $218,127 as of March 31, 2004.

Results of Operations

Our revenue for the three month period ended March 31, 2004 was $535,861. Our revenue was generated by sales of retail domestic and international voice and data products and services using VoIP.

Our total expenses for the three months ended March 31, 2004 were $256,022. Our expenses for the three months ended March 31, 2004 consisted of administrative expenses of $140,808 and operation expenses of $115,214.

Our net profit for the three months ended March 31, 2004 was $279,839.

Liquidity and Capital Resources

As of March 31, 2004, we maintained $54,560 in cash. Our management believes that we need additional capital to successfully implement our business plan. The success of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised.

On March 31, 2004, we had a working capital of $218,127.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in the Form 10-KSB that the Company does not have the necessary working capital to service its debt and for its planned activities. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

Revenue Recognition

Revenues will be recognized on the sale and delivery of a product or the completion of a service provided.

Item 3.        Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. Benoit Laliberté, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Limitations on the Effectiveness of Internal Controls

The Company’s management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

We are not aware of any pending litigation against the Company, its officers, directors, controlling shareholders or affiliates that we believe are of a material nature or that could negatively affect the net worth of the Company.

Item 2.        Changes in Securities

We did not complete any sales of our securities in the quarter ended March 31, 2004.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote to our security holders during the reporting period.

Item 5.       Other Information

None.

Item 6.       Exhibits and Reports on Form 8-K.

(a)    Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b)Reports on Form 8-K

On January 15, 2004, we filed a Current Report on Form 8-K to disclose the acquisition of American United Corporation, a Delaware corporation.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                              UNITED AMERICAN CORPORATION

Date:   June 10, 2004                                                                                          /s/ Benoit Laliberte
                                                                                                                           Benoit Laliberté
                                                                                                                           Chief Executive Office, Chief Financial
                                                                                                               Officer, and Director

