Form 10QSB
period 2004-06-30
UNITED AMERICAN CORP
filed 2004-08-24
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]    QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                                                                                                                                                      For the quarterly period ended June 30, 2004

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
40,658,242 shares of common stock as of June 30, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

Our general unaudited financial statements included with the Form 10-QSB are as follows:

(a)     Balance Sheets as of June 30, 2004 (unaudited);
(b)     Statements of Operations three and six months ended June 30, 2004, and June 30, 2003;
(c)     Statement of Cash Flow – six months ended June 30, 2004 and 2003 (unaudited);
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

2

UNITED AMERICAN CORPORATION
(Development Stage Company)
BALANCE SHEET
June 30, 2004

ASSETS
CURRENT ASSETS

Cash	16,412
Receivable	19,458

35,870

Telecom equipment net of accumulated depresiation	424,309

Total Current Assets	$460,179

LIABILITES AND STOCKHOLDERS’EQUITY
CURRENT LIABILITIES

Accounts Payable	$30,942

Total Current Liabilities	30,942

STOCKHOLDERS’ EQUITY

Common stock 50,000,000 shares authorized at $0.001 par value;
40,658,242 shares issued and outstanding	40,658

Capital in excess of par value	662,353

Deficit accumulated during the Development stage	(273,774)

Total Stockholders' Equity	388,579

$460,179

The accompanying notes are an integral part of these financial statements.

F1

UNITED AMERICAN CORPORATION
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Three and Six Months Ended June 30, 2004 and 2003
and the Period July 17, 2002 to June 30, 2004

3 Month 3 Month 6 Month 6 Month Jul 17, 1992 ended ended ended ended to June 30, June 30, June 30, June 30, June 30, 2004
2004 2003 2004 2003

REVENUES	$531,200	$-	$1,067,061	$-	$1,067,061

EXPENSES
Administrative	76,310	3,500	217,118	5,009	551,468
Operation	223,545	-	338,759	-	338,759
Depreciation & amortization	-	-	-	-	14,738
Consultants & salaries	20,235	-	20,235	-	1,030,712

	320,090	3,500	576,112	5,009	1,935,677

NET PROFIT (loss) before other income and expense	211,110	(3,500)	490,949	(5,009)	(868,616)

OTHER INCOME &
EXPENSES

Extinguishment of debt	-	-	-	-	625,964

Lost of assets	-	-	-	-	(31,122)

NET PROFIT (LOSS)	$211,110	$(3,500)	$490,949	$(5,009)	$(273,774)

Basic	$0.012	$-	$0.012	$-

AVERAGE OUTSTANDING
SHARES

Basic (stated in 1,000s)	40,658	13,703	40,658	13,703

The accompanying notes are an integral part of these financial statements.

F2

UNITED AMERICAN CORPORATION.
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
and the Period July17, 1992 (date of inception) to June 30, 2004

June 30, June 30, July17, 2004 2003 1992 to 2004

June 30, 2003

CASH FLOWS FROM
OPERATIONG ACTIVITIES

Net Profit (loss)	$490,949	$(5,009)	$(273,774)

Adjustments to reconcile net loss to net
cash provided by operating activites

Changes in accounts payables	(30,770)	5,009	656,906
Changes in accounts receivable	(19,458)		(19,458)
Contributions to capital-expenses	-	-	92,500
Extinguishment of debt	-	-	(625,964)
Capital stock issued as payment for expenses	-	-	467,519

Net increase (Decrease) in Cash Flows from operations	440,721	-	297,729

CASH FLOWS FROM INVESTING
ACTIVITIES
Telecom Equipment	(424,309)	-	(424,309)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from loans	-	-	-

Proceeds from common stock subscriptions	-	-	142,992

Net change in Cash	(16,412)	-	16,412

Cash at Beginning of Period	0	-	-

Cash at end of Period	$16,412	$-	$16,412

SCHEDULE OF NON CASH OPERATION ACTIVITIES

Contributions to capital-expenses 2000-2004			$92,500

Stock issued as payment for expenses 1992-2004			467,519

 The accompanying notes are an integral part of these financial statements.

F3

UNITED AMERICAN CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2004

1.     ORGANIZATION

The Company was incorporated under the laws of the State of Florida on July 17, 1992 under the name American Financial Seminares, Inc with authorized common stock of 1,000 shares at $1.00 par value.

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

On June 30, 2004, the Company had a net operating loss available for carryforward of approximately $273,774. The amount of carryforward that may be available to offset future profits has not been determined and therefore no provision for a tax benefit has been provided. The loss carryforward expires starting in 2007 through 2024.

F4

UNITED AMERICAN CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2004

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

F5

UNITED AMERICAN CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2004

3.     CAPITAL STOCK

During 2002 the Company completed the registration and issuance of 4,035,192 common shares at $.10 for services, of which, 1,847,877 shares were issued to manager of the Company. (Note 4) During 2003 the Company issued 615,000 shares for services at $.10. During 2003 the Company issued 374,826 shares into an escrow account as security for the future payment of legal expense. The shares will not be shown as outstanding until they are released and used as payment on legal fees.

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

F6

UNITED AMERICAN CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2004

7.     ACQUISITION OF ALL OUTSTANDING STOCK OF UNITED AMERICAN CORP.

On July 18, 2003 the Company entered into a contract of purchase of all the outstanding stock of United American Corp.(a Delaware Corporation) from 3874958 Canada Inc. (a Canadian Corporation and an affiliate of the Company by common officers). The terms of the purchase provides for a stock for stock exchange in which the Company will issue 26,250,000 common shares of its common capital stock to 3874958 Canada Inc. in exchange for 100 shares of United American Corp. The 26,250,000 shares of the Company was issued into an escrow account on October 5, 2003 pending closing of the exchange and will represent 65% of the outstanding stock of the Company after closing. The closing is expected to be completed during September of 2004. The shares of the Company will not be shown as outstanding until the exchange is completed. United American Corp. is in the business as an international telephone carrier.

      The financial statements of 3874958 Canada Inc. and United American Corp. were not available on the date of this report and therefore no pro-forma financial statements have been included

F7

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

The discussion that follows only includes the financial results for the reporting period ended June 30, 2004. Given the change in our business plan and acquisition of American United Corporation, a Delaware corporation, in the past year, management believes that it would not be of any value to compare the financial results of the three-month ended June 30, 2004 to the three-month period ended June 30, 2003.

Assets

As of June 30, 2004, we had total assets in the amount of $460,179, compared to total assets in the amount of $0 as of December 31, 2003. The increase in our total assets is primarily attributable to the acquisition of American United Corporation. As of June 30, 2004 we had cash in the amount of $16,412, compared to $0 cash as of December 31, 2003.

Our largest asset is telecom equipment in the amount of $424,309.

Liabilities and Stockholders’ Equity

Our total liabilities as of June 30, 2004 were $30,942, compared to total liabilities in the amount of $61,712 as of December 31, 2003. Our liabilities consist of Accounts Payable in the amount of $30,942.

Our stockholders’ equity was $388,579 as of June 30, 2004.

Results of Operations

Our revenue for the three month period ended June 30, 2004 was $531,200. Our revenue was generated by sales of retail domestic and international voice and data products and services using VoIP.

Our total expenses for the three months ended June 30, 2004 were $320.090. Our expenses for the three months ended June 30, 2004 consisted of administrative expenses of $76,310, operation expenses of $223,545, and consulting and salary expense of $20,235.

Our net profit for the three months ended June 30, 2004 was $211,110.

Liquidity and Capital Resources

As of June 30, 2004, we maintained $16,412 in cash. Our management believes that we need additional capital to successfully implement our business plan. The success of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised.

On June 30, 2004, we had a working capital of $429,237.

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

Item 3.        Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. Benoit Laliberté, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 2.     Changes in Securities

We did not complete any sales of our securities in the quarter ended June 30, 2004.

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

(b)    Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the three month period ended June 30, 2004. We did not file any Current Reports on Form 8-K since June 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                       UNITED AMERICAN CORPORATION

Date:   August 24, 2004                                                                               /s/ Benoit Laliberte
                                                                                                                   Benoit Laliberté
                                                                                                                   Chief Executive Office, Chief Financial
                                                                                                       Officer, and Director

