Form 10QSB
period 2004-09-30
UNITED AMERICAN CORP
filed 2004-11-22
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]   QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
40,658,242 shares of common stock as of September 30, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Our general unaudited financial statements included with the Form 10-QSB are as follows:

    (a)      Balance Sheets as of September 30, 2004 (unaudited);
    (b)      Statements of Operations three and nine months ended September 30, 2004, and September 30, 2003;
    (c)      Statement of Cash Flow - nine months ended September 30, 2004 and 2003 (unaudited);
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

2

UNITED AMERICAN CORPORATION
(Development Stage Company)
BALANCE SHEET
Sept 30, 2004
________________________________________________________________________________________________________________________

ASSETS
CURRENT ASSETS

Cash	30,882
Receivable	22,661

53,543

Telecom equipment net of accumulated depresiation	437,755

Total Current Assets	$491,298

LIABILITES AND STOCKHOLDERS’EQUITY
CURRENT LIABILITIES

Accounts Payable	$20,771

Total Current Liabilities	20,771

STOCKHOLDERS’ EQUITY

Common stock 50,000,000 shares authorized at $0.001 par value;
40,658,242 shares issued and outstanding	40,658

Capital in excess of par value	662,353

Deficit accumulated during the Development stage	(232,484)

Total Stockholders' Equity	470,527

$491,298

The accompanying notes are an integral part of these financial statements.

F-1

UNITED AMERICAN CORPORATION
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Three and Nine Months Ended September 30, 2004 and 2003
and the Period July17, 1992 (date of inception) to September 30, 2004
_______________________________________________________________________________________________________________________

3 Month 3 Month 9 Month 9 Month Jul 17, 1992 ended ended ended ended to Sept 30, Sept 30, Sept 30, Sept 30, Sept 30, 2004
2004 2003 2004 2003

REVENUES	$221,728	$-	$1,288,789	$-	$1,288,789

EXPENSES
Administrative	58,645	4,230	275,763	9,239	610,113
Operation	96,345	-	435,104	-	435,104
Depreciation & amortization	-	-	-	-	14,738
Consultants & salaries	25,448	-	45,683	-	1,056,160
	180,438	4,230	756,550	9,239	2,116,115

NET PROFIT (loss) before other income and expense	41,290	(4,230)	532,239	(9,239)	(827,326)

OTHER INCOME &
EXPENSES

Extinguishment of debt	-	-	-	-	625,964
Lost of assets	-	-	-	-	(31,122)

NET PROFIT (LOSS)	$41,290	$(4,230)	$532,239	$(9,239)	$(232,484)

NET PROFIT (LOSS) PER COMMON SHARE

Basic	$0.001	$-	0.012	$-

AVERAGE OUTSTANDING
SHARES

Basic (stated in 1,000s)	40,658	13,703	40,658	13,703

The accompanying notes are an integral part of these financial statements.

F-2

UNITED AMERICAN CORPORATION.
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Nine Months Ended Sept 30, 2004 and 2003 and the Period July17, 1992 (date of inception) to Sept 30, 2004
________________________________________________________________________________________________________________________

Sept 30, Sept 30, July17, 2004 2003 1992 to
2004
June 30, 2003

CASH FLOWS FROM
OPERATIONG ACTIVITIES

Net Profit (loss)	$532,239	$(9,239)	$(232,484)

Adjustments to reconcile net loss to net
cash provided by operating activites

Changes in accounts payables	(40,941)	9,239	646,735
Changes in accounts receivable	(22,661)		(22,661)
Contributions to capital-expenses	-	-	92,500
Extinguishment of debt	-	-	(625,964)
Capital stock issued as payment for expenses	-	-	467,519

Net increase (Decrease) in Cash Flows from operations	468,637	-	325,645

CASH FLOWS FROM INVESTING
ACTIVITIES
Telecom Equipment	(437,755)	-	(437,755)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from loans	-	-	-
Proceeds from common stock subscriptions	-	-	142,992

Net change in Cash	(30,882)	-	30,882

Cash at Beginning of Period	-	-	-

Cash at end of Period	$30,882	$-	$30,882

SCHEDULE OF NON CASH OPERATION ACTIVITIES

Contributions to capital-expenses 2000-2004			$92,500
Stock issued as payment for expenses 1992-2004			467,519

The accompanying notes are an integral part of these financial statements.

F-3

UNITED AMERICAN CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Septembre 30, 2004
_________________________________________________________________________________________________________________________

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

On September 30, 2004, the Company had a net operating loss available for carryforward of approximately $232,484. The amount of carryforward that may be available to offset future profits has not been determined and therefore no provision for a tax benefit has been provided. The loss carryforward expires starting in 2007 through 2024.

F-4

UNITED AMERICAN CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2004
______________________________________________________________________________________________________________________

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

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Recent Accounting Pronouncements

      The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

F-5

UNITED AMERICAN CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2004
______________________________________________________________________________________________________________________

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

F-6

UNITED AMERICAN CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2004
_____________________________________________________________________________________________________________________

6. ACQUISITION OF ALL OUTSTANDING STOCK OF UNITED AMERICAN CORP.

On July 18, 2003 the Company entered into a contract of purchase of all the outstanding stock of United American Corp.(a Delaware Corporation) from 3874958 Canada Inc. (a Canadian Corporation and an affiliate of the Company by common officers). The terms of the purchase provides for a stock for stock exchange in which the Company will issue 26,250,000 common shares of its common capital stock to 3874958 Canada Inc. in exchange for 100 shares of United American Corp. The 26,250,000 shares of the Company was issued into an escrow account on October 5, 2003 pending closing of the exchange and will represent 65% of the outstanding stock of the Company after closing. The closing is expected to be completed during November of 2004. The shares of the Company will not be shown as outstanding until the exchange is completed. United American Corp. is in the business as an international telephone carrier.

The financial statements of 3874958 Canada Inc. and United American Corp. were not available on the date of this report and therefore no pro-forma financial statements have been included.

F- 7

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

Since our inception, we sought out various business opportunities, none of which have been successful over a sustained period of time. We explored opportunities to acquire products or businesses that had the potential for profit.

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

Description of Business

Following the acquisition of American United Corporation, we have revised our business plan and implemented the business plan of American United Corporation. American United Corporation began its operations in 2002 as a holding company focused on the acquisition of network-centric technology and telecommunication companies. Given the rapid changes in the telecommunications marketplace, and the strong need for a competitive edge, they revised their business plan and set out on a new course in 2003 to provide Voice over Internet Protocol (VoIP) solutions.

VoIP means that the technology used to send data over the Internet is now being used to transmit voice as well. The technology is known as packet switching. Instead of establishing a dedicated connection between two devices (computers, telephones, etc.) and sending the message "in one piece," this technology divides the message into smaller fragments, called 'packets'. These packets are transmitted separately over a decentralized network and when they reach the final destination, they're reassembled into the original message.

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

Our business provides businesses and individuals with a mobile phone that utilizes VoIP.

Prior to the merger with us, American United Corporation acquired from Vectoria Inc., companies involved in the fields of Internet, networks and IP Telephony: 3874699 Canada Inc (doing business under Vectoria Corporation), Vectoria Telecom Inc., 9072-7009 Québec Inc. (Doing business under Prolan Communications), 3422411 Canada Inc. (formerly Smartnet.ca Inc.).

Subsidiaries

We have five wholly owned subsidiaries: Prolan Communications, Inc., American Financial Services, Inc., United American Telecom, Inc., Vectoria Telecom, Inc., and TeliPhone Inc.

Products and Services

We are currently offering a mobile phone that is connected to a Wi-Fi router, which is interconnected to a hi-speed Internet modem, cable or ADSL. The mobile phone connects to the Internet using a high-speed Internet connection.

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

The discussion that follows only includes the financial results for the reporting period ended September 30, 2004. Given the change in our business plan and acquisition of American United Corporation, a Delaware corporation, in the past year, management believes that it would not be of any value to compare the financial results of the three-month ended September 30, 2004 to the three-month period ended September 30, 2003.

Assets

As of September 30, 2004, we had total assets in the amount of $491,298, compared to total assets in the amount of $0 as of December 31, 2003. The increase in our total assets is primarily attributable to the acquisition of American United Corporation. As of September 30, 2004 we had cash in the amount of $30,882, compared to $0 cash as of December 31, 2003.

Our largest asset is telecom equipment in the amount of $437,755.

Liabilities and Stockholders’ Equity

Our total liabilities as of September 30, 2004 were $20,771, compared to total liabilities in the amount of $61,712 as of December 31, 2003. Our liabilities consist of Accounts Payable in the amount of $20,771.

Our stockholders’ equity was $470,527 as of September 30, 2004.

Results of Operations

Our revenue for the three month period ended September 30, 2004 was $221,728. Our revenue was generated by sales of retail domestic and international voice and data products and services using VoIP.

Our total expenses for the three months ended September 30, 2004 were $180,438. Our expenses for the three months ended June 30, 2004 consisted of administrative expenses of $58,645, operation expenses of $96,345, and consulting and salary expense of $25,448.

Our net profit for the three months ended September 30, 2004 was $41,290.

Liquidity and Capital Resources

As of September 30, 2004, we maintained $30,882 in cash. Our management believes that we need additional capital to successfully implement our business plan. The success of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised.

On September 30, 2004, we had a working capital of $470,527.

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

Item 3.     Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. Benoit Laliberté, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not aware of any pending litigation against the Company, its officers, directors, controlling shareholders or affiliates that we believe are of a material nature or that could negatively affect the net worth of the Company.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of our securities in the quarter ended September 30, 2004.

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

                                                UNITED AMERICAN CORPORATION

Date:     November 19, 2004                                                                            /s/ Benoit Laliberte
                                                                                                                        Benoit Laliberté
                                                                                                                        Chief Executive Office, Chief Financial
                                                                                                                        Officer, and Director

