Form 10KSB
period 2004-12-31
UNITED AMERICAN CORP
filed 2005-04-29
CIK 1096688

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                                                                                                                                                    For the fiscal year ended December 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                                                                                                   [ ] For the transition period from _________________ to __________________

                                                                                                                                                                                                       Commission file number: 000-27621

UNITED AMERICAN CORPORATION
(Exact name of Registrant as specified in its charter)

 Florida                                                                  Benoit Laliberté                                    95-4720231
(State or other jurisdiction of incorporation or organization)                                                                                 (I.R.S. Employer Identification No.)

220 De La Coulee
Mont Saint Hilaire, Quebec, Canada J3H 5Z6
(Address of principal executive offices)

(514) 313-3432
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenues for its most recent fiscal year: $1,298,525

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$1,603,364 as of April 15, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 44,065,159 Common Shares as of December 31, 2004

Transitional Small Business Disclosure Format (Check One): Yes: ___ No X

PART I

ITEM 1.  Description of Business

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

Government Regulation

The Company is aware that the telecommunications sector in the US & Canada are regulated industries. During fiscal year ending December 31, 2004, no indications were made within the marketplace in both countries that would lead management to believe that any government regulation will impede the Company from carrying out its business plan. The Company does, however, realize that the nature of the regulated industry is such that no guarantees can be made that government regulation will not play a part in shaping corporate policy and decision making.

Employees

As of the date of this report, the Company has grown to a total of 9 employees, including Mr. Benoit Laliberte, its CEO, CFO, President and Secretary.

Subsidiaries

We have five wholly owned subsidiaries: Prolan Communications, Inc., American Financial Services, Inc., United American Telecom, Inc., Vectoria Telecom, Inc., and TeliPhone Inc.

The Company’s wholly-owned subsidiary, Teliphone Inc.

Teliphone Inc. is focused on providing a monthly VoIP calling service for residential and business customers which permits them to drastically reduce their communications costs. Teliphone provides the following products and services:

•	A series of wireless and wireline handheld devices that permit customers to make calls to any phone number in the world, through a broadband (high-speed) internet connection.
•	Additional value-added services that the customers are unable to get from their current local telephone company:
o	An advanced call forwarding feature providing customers with a web-based platform to fill in call forwarding numbers when the line is busy or outside of a high-speed internet availability.

o	The ability to receive a copy of voice mail messages as an e-mail message to the customers e-mail inbox.
o	The ability to assign multiple phone numbers, from multiple North American area codes, to the same phone device.
o	To have extremely competitive long distance rates and unlimited calling packages.

The Company’s Division, United American Telecom

United American Telecom is focused on managing call termination traffic through its international gateways. Future investments and developments within this division will open new opportunities to sell pre-paid long distance cards at the Retail level.

Joint Ventures, Agreements

UAMA/Teliphone and VoIPMDU.com

VoIPMDU.COM is a broadband VoIP telecom company offering local and long distance VoIP services, pay-per-view and video on demand to consumers, business owners and multiple dwelling unit buildings with its joint venture partner INSINC. The two companies offer turnkey solutions for all of their voice/video/data applications including a state of the art billing

A VoIP telephony package will be provided to a group of current VoIP subscribers and also exclusively to a large number of loyalty points members throughout North America and Europe. The program was launched in the first quarter of 2005 and features two VoIP telephony bundles under the brand name of Platinum Teliphone ™.

UAMA/Teliphone and Eye-In Wireless (a division of Eye-In Inc.)

On February 2, 2005, UAMA/ Teliphone and Eye-In Wireless, entered into a carrier agreement. The agreement results in the initial opening of up to 70 hot spots, with future expansion into the rest of Canada and large US markets in 2005. This will allow for subscribers to utilize their wireless VoIP phones outside of the home and office, a key element of Teliphone Inc.’s VoIP offering. Wireless VoIP service permits increased flexibility and greater usage of the service, for the same monthly fee.

Patents and Trademarks

The Company does not own, legally or beneficially, any patent or trademark.

Research and Development

The Company did not incur any research and development expenditures for the fiscal years ended December 31, 2003 or 2004.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

On February 5, 2004 a majority of the shareholders, by written consent, approved a change in the name of the Company to United American Corporation.

PART II

ITEM 5. Market for Common Equity and Related Stockholders Matters

Market Information

The Company’s common stock is currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers (“NASD”). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. The Company’s shares are quoted on the OTC Bulletin Board under the symbol “UAMAE.”

The following table sets forth the range of high and low bid quotations for the Company’s Common Stock for each of the periods indicated as reported by the NASD OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending December 31, 2004
Quarter Ended	High $	Low $
March 31, 2003	0.19	0.12
June 30, 2003	0.17	0.09
September 30, 2003	0.15	0.10
December 31, 2003	0.19	0.12

Fiscal Year Ending December 31, 2003
Quarter Ended	High $	Low $
March 31, 2003	0.03	0.13
June 30, 2003	0.04	0.15
September 30, 2003	0.26	0.09
December 31, 2003	0.22	0.12

On December 31, 2004, the closing price per share for the Company’s common stock, as reported by the NASD OTC Bulletin Board, was $0.15.

Penny Stock

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

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling our securities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

During the year ended December 31, 2004, we did not adopt any equity compensation plans.

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

There was an amendment to the share agreement dated December 3, 2004 that was signed by the directors of all three companies that the agreement would be replaced by a purchase agreement which would have 3894517 Canada Inc. sell its assets (computer equipment and all intellectual property related to advanced Internet Telecommunications) to the Company for the price of 26,250,000 shares of common stock of the Company.

A bill of sale for the purchase of the assets was signed on December 6, 2004 reflecting the transfer of property ownership.

During 2004 the company issued 26,250,000 restricted common shares for the acquisition of all the computer, software and technology from 3894517 Canada, Inc at $.0333 and 2,740,000 restricted common shares for service at $.15. Also during 2004, the company issued 436,743 for a cash at $.10, in a private placement.

During the first quarter 2005 the Company issued 1,200,000 restricted common shares for services and 200,000 restricted common shares for $20,000.

ITEM 6. Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Results of Operations

Our revenue for the year ended December 31, 2004 was $1,298,525. Our revenue was generated by sales of retail domestic and international voice and data products and services using VoIP.

Our total expenses for the year ended December 31, 2004 were $1,697,118. Our expenses consisted of administrative expenses of $275,763, operation expenses of $1,286,118, and consulting and salary expenses of $135,237.

On December 31, 2004, the Company had a net operating loss available for carry forward of approximately $1,163,316. The amount of carry forward that may be available to offset future profits has not been determined and therefore no provision for a tax benefit has been provided.

Assets

As of December, 2004, we had total assets in the amount of $44,389 compared to total assets in the amount of $0 as of December 31, 2003. The increase in our total assets is primarily attributable to the acquisition of American United Corporation. As of December 31, 2004 we had cash in the amount of $44,389, compared to $0 cash as of December 31, 2003.

Our largest asset is telecom equipment in the amount of $437,755.

Liquidity and Capital Resources

On September 30, 2004, we had a working capital of $470,527.

As of December 31, 2004, we maintained $44,389 in cash. Our management believes that we need additional capital to successfully implement our business plan. The success of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised.

As of December 31, 2004, the Company had assets of $918,514 and current liabilities of $18,020.
We are implementing a business model that converges computing and telecommunications in one single application, which offers another option to a conventional telephone line. Our objectives over the next twelve months are to:

• Focus corporate attention toward customer service and satisfaction

• Increase our market share

• Expand our geographic coverage

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

The discussion that follows includes the financial results for the reporting period ended December 31, 2004.

Liabilities and Stockholders’ Equity

Our total liabilities as of December 31, 2004 were $18,020, compared to total liabilities in the amount of $61,712 as of December 31, 2003. Our liabilities consist of Accounts Payable in the amount of $18,020.

Our stockholders’ equity was $918,514 as of December 31, 2004.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in the Form 10-KSB that the Company will need additional working capital to service its debt and to be successful in its planned activity which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing which will enable the Company to operate in the coming year.

Off Balance Sheet Arrangements

As of December 31, 2004 there were no off balance sheet arrangements.

Revenue Recognition

Revenues will be recognized on the sale and delivery of a product or the completion of a service provided.

ITEM 7. Financial Statements

Page
----

Independent Auditor’s Report	F-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2004	F-3

Consolidated Statement of Operations for the Years Ended December	F-4
31, 2004 and December 31, 2003 and the Period July 17, 1992 (date of inception) to December 31, 2003

Consolidated Statement of Changes in Stockholders’ Equity for the	F-5
Period July 17, 1992 (Date of Inception) to December 31, 2004

Consolidated Statements of Cash Flows for the Years Ended December	F-6
31, 2004 and 2003 and the Period July 17, 1992 (date of inception) to
December 31, 2003

Notes to Consolidated Financial Statements	F-7

MADSEN & ASSOCIATES, CPA’s Inc.                                                                                                                                                                  684 East Vine St, Suite 3
Certified Public Accountants and Business Consultants                                                                                                                                                           Murray, Utah 84107

                                                                                                 Telephone      801 268-2632
                                                                                                                                                                                                                                                                      Fax 801-262-3978

Board of Directors
United American Corporation
Las Vegas, Nevada

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of United American Corporation (development stage company) at December 31, 2004, and the statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003 and the period July 17, 1992 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United American Corporation at December 31, 2004 and the results of operations, and cash flows for the years ended December 31, 2004 and 2003 and the period July 17, 1992 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah
April 27, 2005                                                                                                                                                                                                                                      s/Madsen & Associates, CPA’s Inc.

UNITED AMERICAN CORPORATION
( Development Stage Company )
BALANCE SHEET
December 31, 2004

ASSETS
CURRENT ASSETS

Cash	$-
Accounts receivable	44,389
Total Current Assets	44,389

INTERNET TELECOMMUNICATIONS EQUIPMENT -
net of accumulated depreciation	874,125

$918,514

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$18,020
Total Current Liabilities	18,020
CONTINGENT LIABILITIES - note 6	-

STOCKHOLDERS' EQUITY

Common stock
50,000,000 shares authorized at $0.001 par value; 44,065,159 shares issued and outstanding	44,065
Capital in excess of par value	2,019,745
Deficit accumulated during the Development stage	(1,163,316)
Total Stockholders' Equity	900,494
$918,514

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN CORPORATION
( Development Stage Company )
STATEMENT OF OPERATIONS
For the Years Ended December 31, 2004 and 2003 and the
Period July 17, 1992 (date of inception) to December 31, 2004

	Dec 31,	Dec 31,	Jul 17, 1992 to
	2004	2003	Dec 31, 2004

REVENUES - telecommunications	$1,298,525	$-	$1,298,525

EXPENSES
Cost of operations	1,286,118	-	1,286,118
Administrative	411,000	82,664	1,755,827
Depreciation & amortization	-	-	14,738

	1,697,118	82,664	3,056,683

NET LOSS - before other income and expense	(398,593)	(82,664)	(1,758,158)

OTHER INCOME AND EXPENSES

Extinguishment of debt - note 5	-	625,964	625,964
Loss of assets	-	-	(31,122)

NET INCOME (LOSS)	$(398,593)	$543,300	$(1,163,316)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$.04

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000s)	15,750	13,806

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN CORPORATION
( Development Stage Company )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period July 17, 1992 (Date of Inception)
to December 31, 2004

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance July 17, 1992 (date of inception)	-	$-	$-	$-

Issuance of common stock for services	1,000,000	1,000	1,500	-
at $0.001
Net operating loss for the period ended
December 31, 1992	-	-	-	(2,500)
Issuance of common stock for cash
at $.05 - net of issuance costs	2,500,000	2,500	116,825	-
Contribution to capital - expenses	-	-	1,500

Net operating loss for the year ended
December 31, 1998	-	-	-	(120,450)
Issuance of common stock for cash
at $0.005 - net of issuance costs	5,000,000	5,000	18,667
Net operating loss for the year ended
December 31, 1999	-	-	-	(32,490)
Net operating loss for the year ended
December 31, 2000	-	-	-	(123,601)
Issuance of common stock for
software rights	1,168,224	1,168	(1,168)	-
Net operating loss for the year ended
December 31, 2001	-	-	-	(461,660)
Issuance of common stock for services
at $.10 - June 21, 2002	4,035,192	4,035	399,484	-
Contribution to capital - expenses	-	-	91,000	-
Net operating loss for the year ended
December 31, 2002	-	-	-	(567,322)
Issuance of common stock for services
at $.10 - Sept to Dec 2003	615,000	615	60,885	-
Net operating income for the year ended
December 31, 2003	-	-	-	543,300
Balance December 31, 2003	14,318,416	14,318	688,693	(764,723)
Issuance of common stock for cash at $.10	436,743	437	43,237	-
Issuance of common stock for services
at $.15 - Aug-Nov 2004	2,740,000	2,740	408,260	-
Issuance of common stock for services at $.10	320,000	320	31,680	-
Issuance of common stock for equipment
at $.0333 - December 2004	26,250,000	26,250	847,875	-
Net operating loss for the year ended
December 31, 2004	-	-	-	(398,593)
Balance December 31, 2004	44,065,159	$44,065	$2,019,745	$(1,163,316)

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN CORPORATION
( Exploration Stage Company )
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2004 and 2003 and the
Period July 17, 1992 (date of inception) to December 31, 2004

	Dec 31,	Dec 31,	Jul 17, 1992 to
	2004	2003	Dec 31, 2004
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)	$(398,593)	$543,300	$(1,163,316)
Adjustments to reconcile net income (loss) to
net cash provided by operating
activities

Changes in accounts receivable	(44,389)	-	(44,389)
Changes in accounts payables	(43,692)	21,164	643,984
Contributions to capital - expenses	-	-	92,500
Capital stock issued as payment for expenses and services	443,000	61,500	910,519
Extinguishment of debt	-	(625,964)	(625,964)
Depreciation and amortization	-		-
Equipment abandoned	-	-	-

Net Change in Cash Flows from Operations	(43,674)	-	(186,666)

CASH FLOWS FROM INVESTING
ACTIVITIES
	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock	43,674	-	186,666
Net Change in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

SCHEDULE OF NONCASH OPERATING ACTIVITIES
Contributions to capital - expenses - 2000-2002			$92,500
Issuance of 8,710,192 common shares as payment for expenses - 1992-2004			910,519
Issuance of 26,250,000 common shares for acquisition of equipment - 2004			874,125

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN CORPORATION
( Development Stage Company )
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

1. ORGANIZATION

The Company was incorporated under the laws of the State of Florida on July 17, 1992 under the name “American Financial Seminares, Inc ” with authorized common stock of 1,000 shares at $1.00 par value. Since its inception the Company has made several name changes and increased the authorized common stock to 50,000,000 shares with a par value of $.001. On February 5, 2004 the name was changed to “United American Corporation.”

The Company was first organized for the purpose of marketing a software license known as “Gnotella”, however, in late 2001 this activity was abandoned.

During 2004 the Company entered the telecommunications business by the creation of United American Telecom, a division focused on terminating call traffic in the Caribbean, and by the creation of Teliphone, a division focused on providing Voice-over-Internet-Protocol (VoIP) calling services to residential and business customers.

The Company is considered to be in the developmental stage.

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

On December 31, 2004, the Company had a net operating loss available for carryforward of approximately $1,163,316. The income tax benefit of approximately $349,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not been able to project a reliable net operating profit for future years.

The loss carryforward expires starting in 2007 through 2024.

UNITED AMERICAN CORPORATION
( Development Stage Company )
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Internet Telecommunications Equipment

During 2004 the company acquired the telecommunications equipment, outlined in note 3, valued at $874,125, by the issuance of common capital stock. The equipment was put into service in early 2005 and is being depreciated over five years, its estimated economic life, using the straight line method.

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
December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. ACQUISITION OF INTERNET TELECOMMUNICATIONS EQUIPMENT

On July 18, 2003 the Company entered into a contract of purchase of all the outstanding stock of United American Corp.(a Delaware Corporation) from 3874958 Canada Inc. (a Canadian Corporation and an affiliate of the Company by common officers). The terms of the purchase provided for a stock for stock exchange in which the Company would issue 26,500,000 common shares of its common capital stock to 3874958 Canada Inc. in exchange for all shares of United American Corp. The 26,500,000 shares of the Company were issued into an escrow account on October 5, 2003 pending closing of the exchange.

On December 3, 2004 the share agreement was replaced by a purchase agreement for the purchase of the Internet Telecommunications Equipment owned by 3894517 Canada Inc. by the release of the 26,500,000 common shares in escrow to 3874958 Canada Inc. .

4. CAPITAL STOCK

During 2002 the Company completed the registration and issuance of 4,035,192 common shares at $.10 for services, of which, 1,847,877 shares were issued to a manager of the Company. (Note 5)

During 2003 the Company issued 615,000 shares for services at $.10 and 374,826 shares into an escrow account as security for the future payment of legal expense. During 2004 320,000 of the shares were released for payment of legal fees leaving 54,826 shares in escrow. The remaining shares are not shown as outstanding until they are released and used as payment on legal fees.

During 2004 the company issued 26,250,000 restricted common shares for the acquisition of all the computer, software and technology from 3894517 Canada, Inc at $.0333 (note 3) and 2,740,000 restricted common shares for service at $.15. Also during 2004, the company issued 436,743 for a cash at $.10, in a private placement.

During the first quarter 2005 the Company issued 1,200,000 restricted common shares for services and 200,000 restricted common shares for $20,000.

UNITED AMERICAN CORPORATION
( Development Stage Company )
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2004

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have not acquired any of thecommon outstanding stock of the Company nor received any compensation, however, an affiliate, controlled by an officer of the Company, has acquired the 26,250,000 shares outlined in note 3.

A manager of the Company, not an officer-director at the time, received 1,847,877 free trading common shares for services, which he sold, and made contributions to capital during 2002 by the payment $91,000 of Company expenses.

6. CONTINGENT LIABILITIES - EXTINGUISHMENT OF DEBT

During 2003 the Company deleted $625,964 of its carried debt because it was determined that the statute of limitations had run, within the state or Canadian province in which the debt had been incurred. Any of the creditors could start legal actions against the Company for recovery by claiming exceptions in the laws of the jurisdiction that may apply. The cost of defending any potential action or any amount that may be recovered by a creditor cannot be determined.

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

ITEM 8A: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, Mr. Benoit Laliberte. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B:  Other Information

None.

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The name, age, and offices of the sole Director and executive officer of the Company are set forth below:

Name	Age	Position with the Company
Benoit Laliberte	33	Chief Executive Officer, Chief Financial Officer, and Director

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

____________________________________________________________________________
                                                                                Number            Transactions            Known Failures
                                                                               Of Late                  Not Timely                   To File a Required
Name and Principal Position                              Reports                 Reported                       Form
____________________________________________________________________________
Benoit Laliberte,                                                     0                            0                                     0
CEO, CFO, & Director
_______________________________________________________________________________________
Code of Ethics Disclosure Compliance

As of December 31, 2004, the Company has not adopted a Code of Ethics for Financial Executives, which include its Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

Subsequent to December 31, 2004, the Company has begun the process of designing a code of ethics which will be filed with the Security and Exchange Commission upon completion.

ITEM 10.    Executive Compensation

The table below sets forth, for the period indicated, all compensation awarded to, earned by or paid to the Company's officers for the last three fiscal years. There has been no compensation earned for services rendered by any of the Company’s named directors.

Annual Compensation Table

                                              Annual Compensation                Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Compensation	Annual Awarded	Restricted Stock Options / SARs (#)	LTIP Payouts	All Other Compensation
Benoit Laliberte	CEO, CFO, Director	2002 2003 2004	N/A $0 $0	N/A $0 $0	N/A $0 $0	N/A $0 $0	N/A $0 $0	N/A $0 $0	N/A $0 $0

Stock Option Grants

No Stock Options were granted during the year ended December 31, 2004.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters.

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

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
Common Stock	Benoit Laliberte 220 de la Coulee Mont-Saint-Hilaire, Quebec, Canada J3H 5Z6	26,250,000	64.56%
Common Stock	All Officers and Directors as a Group (1 person)	26,250,000	64.56%

(1)
Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2004. As of December 31, 2004, there were 44,065,159 shares of our common stock issued and outstanding.

ITEM 12.  Certain Relations and Related Transactions

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

ITEM 13.  EXHIBITS

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

ITEM 14: Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2004 was $6,000.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2003 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2003 and 2004 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Corporation

By:              Benoit Laliberté
                         Benoit Laliberté
 President, Chief Executive Officer & Director

Date:                April 29, 2005