Form 10QSB
period 2005-03-31
UNITED AMERICAN CORP
filed 2005-05-24
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-27621

United American Corporation
(Exact name of small business issuer as specified in its charter)

Florida	95-4720231
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

220 De La Coulee, Mount Saint Hilaire, Quebec, Canada J3H 5Z6
(Address of principal executive offices)

514-313-3432
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,065,159 common shares as of March 31, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of March 31, 2005.
(b)	Statements of Operations for the three month periods ended March 31, 2005 and 2004;
(c)	Statement of Changes in Stockholders’ Equity
(d)	Statements of Cash Flow for the three month periods ended March 31, 2005 and 2004;
(e)	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

UNITED AMERICAN CORPORATION
( Development Stage Company )
BALANCE SHEET
March 31, 2005 and December 31, 2004

	unaudited
	Mar 31,	Dec 31,
	2005	2004
ASSETS
CURRENT ASSETS

Cash	$-	$-
Accounts receivable - affiliate	78,642	44,389
Total Current Assets	78,642	44,389

INTERNET TELECOMMUNICATIONS EQUIPMENT -
net of accumulated depreciation	830,419	874,125

	$909,061	$918,514

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$18,020	$18,020
Total Current Liabilities	18,020	18,020

CONTINGENT LIABILITIES - note 6	-	-

STOCKHOLDERS' EQUITY

Common stock
50,000,000 shares authorized at $0.001 par value;
45,465,159 shares issued and outstanding	45,465	44,065
Capital in excess of par value	2,158,345	2,019,745
Deficit accumulated during development stage	(1,312,769)	(1,163,316)
Total Stockholders' Equity	891,041	900,494
	$909,061	$918,514

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN CORPORATION
(Development Stage Company)
STATEMENT OF OPERATIONS - unaudited
For the Three Months Ended March 31, 2005 and 2004 and the
Period July 17, 1992 (date of inception) to March 31, 2005

	Mar 31,	Mar 31,	Jul 17, 1992 to
	2005	2004	Mar 31, 2005

REVENUES - telecommunications	$216,253	$535,861	$1,514,778

EXPENSES
Cost of operations	197,500	115,214	1,483,618
Administrative	124,500	140,808	1,880,327
Depreciation & amortization	43,706	-	58,444

	365,706	256,022	3,422,389

NET LOSS - before other income and expense	(149,453)	279,839	(1,907,611)

OTHER INCOME AND EXPENSES

Extinguishment of debt - note 5	-	-	625,964
Loss of assets	-	-	(31,122)

NET INCOME (LOSS)	$(149,453)	$279,839	$(1,312,769)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$.02

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000s)	44,119	14,318

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN CORPORATION
( Development Stage Company )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period July 17, 1992 (Date of Inception)
to March 31, 2005

	Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance July 17, 1992 (date of inception)	-	$-	$-	$-
Issuance of common stock for services	1,000,000	1,000	1,500	-
at $0.001
Net operating loss for the period ended
December 31, 1992	-	-	-	(2,500)
Issuance of common stock for cash
at $.05 - net of issuance costs	2,500,000	2,500	116,825	-
Contribution to capital - expenses	-	-	1,500	-
Net operating loss for the year ended
December 31, 1998	-	-	-	(120,450)
Issuance of common stock for cash
at $0.005 - net of issuance costs	5,000,000	5,000	18,667
Net operating loss for the year ended
December 31, 1999	-	-	-	(32,490)
Net operating loss for the year ended
December 31, 2000	-	-	-	(123,601)
Issuance of common stock for
software rights	1,168,224	1,168	(1,168)	-
Net operating loss for the year ended
December 31, 2001	-	-	-	(461,660)
Issuance of common stock for services
at $.10 - June 21, 2002	4,035,192	4,035	399,484	-
Contribution to capital - expenses	-	-	91,000	-
Net operating loss for the year ended
December 31, 2002	-	-	-	(567,322)
Issuance of common stock for services
at $.10 - Sept to Dec 2003	615,000	615	60,885	-
Net operating income for the year ended
December 31, 2003	-	-	-	543,300
Issuance of common stock for cash at $.10	436,743	437	43,237	-
Issuance of common stock for services
at $.15 - Aug-Nov 2004	2,740,000	2,740	408,260	-
Issuance of common stock for services at $.10	320,000	320	31,680	-
Issuance of common stock for equipment
at $.0333 - December 2004	26,250,000	26,250	847,875	-
Net operating loss for the year ended
December 31, 2004	-	-	-	(398,593)
Issuance of common stock for cash at $.10	200,000	200	19,800	-
Issuance of common stock for services at $.10	1,200,000	1,200	118,800	-
Net operating loss for the three months ended
March 31, 2005	-	-	-	(149,453)
Balance March 31, 2005	45,465,159	$45,465	$2,158,345	$(1,312,769)

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN CORPORATION
(Development Stage Company )
STATEMENT OF CASH FLOWS - unaudited
For the Three Months Ended March 31, 2005 and 2004 and the
Period July 17, 1992 (date of inception) to March 31, 2005

	Mar 31,	Mar 31,	Jul 17, 1992 to
	2005	2004	Mar 31, 2005

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)	$(149,453)	$279,839	$(1,312,769)
Adjustments to reconcile net income (loss) to
net cash provided by operating
activities

Changes in accounts receivable	34,253)	-	(78,642)
Changes in accounts payables	-	-	643,984
Contributions to capital - expenses	-	-	92,500
Capital stock issued as payment for expenses and services	120,000	1,030,519
Extinguishment of debt	-	-	(625,964)
Depreciation and amortization	43,706	-	43,706
Equipment abandoned	-	-	-
Net Change in Cash Flows from Operations	(20,000)	279,839	(206,666)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of telecom equipment - lost 3rd quarter 2004	-	(225,279)	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock	20,000	-	206,666
Net Change in Cash	-	54,560	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$54,560	$-

SCHEDULE OF NONCASH OPERATING ACTIVITIES
Contributions to capital - expenses - 2000-2002			$92,500
Issuance of 10,030,192 common shares as payment for expenses - 1992-2005			1,030,519

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN CORPORATION
( Development Stage Company )
NOTES TO FINANCIAL STATEMENTS
March 31, 2005

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

On March 31, 2005, the Company had a net operating loss available for carryforward of approximately $1,312,769. The income tax benefit of approximately $400,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not been able to project a reliable net operating profit for future years.

The loss carryforward expires starting in 2007 through 2025.

UNITED AMERICAN CORPORATION
( Development Stage Company )
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Internet Telecommunications Equipment

During 2004 the company acquired the telecommunications equipment, outlined in note 3, valued at $874,125, by the issuance of common capital stock. The equipment was put into service in January 2005 and is being depreciated over five years, its estimated economic life, using the straight line method.

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
March 31, 2005

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

On December 3, 2004 the share agreement was replaced by a purchase agreement for the purchase of the Internet Telecommunications Equipment, including all of the computer, software, and technology owned by 3894517 Canada Inc., by the release of the 26,500,000 common shares in escrow to 3874958 Canada Inc. .

4.      CAPITAL STOCK

During 2003 the Company issued 374,826 shares into an escrow account as security for the future payment of legal expense. During 2004 320,000 of the shares were released for payment of legal fees leaving 54,826 shares in escrow. The remaining shares are not shown as outstanding until they are released and used as payment on legal fees.

During the first quarter 2005 the Company issued 1,200,000 restricted common shares for services and 200,000 restricted common shares for cash of $20,000.

UNITED AMERICAN CORPORATION
( Development Stage Company )
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

5.       SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have not acquired any of the common outstanding stock of the Company nor received any compensation, however, an affiliate, controlled by an officer of the Company, has acquired the 26,250,000 shares outlined in note 3.

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

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

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

Assets

As of March 31, 2005, we had total assets in the amount of $909,061. Our largest asset is telecom equipment in the amount of $830,419.

Liabilities and Stockholders’ Equity

Our total liabilities as of March 31, 2005 were $18,020. Our liabilities consist of Accounts Payable in the amount of $18,020.

Our stockholders’ equity was $891,041 as of March 31, 2005.

Results of Operations

Our revenue for the three month period ended March 31, 2005 was $216,253, compared to revenue of $535,861 in the same three month period in prior year. Our revenue was generated by sales of retail domestic and international voice and data products and services using VoIP.

Our total expenses for the three months ended March 31, 2005 were $365,706, compared to expenses of $256,022 as of March 31, 2004. Our expenses for the three months ended March 31, 2005 consisted of administrative expenses of $124,500, cost of operations in the amount of $197,500, and depreciation and amortization expenses in the amount of $43,706.

Our net loss for the three months ended March 31, 2005 was $149,453.

Liquidity and Capital Resources

As of March 31, 2005, we maintained $0 cash. We need additional capital to successfully implement our business plan. The success of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised.

On March 31, 2005, we had a working capital of $60,622.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Benoit Laliberté. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Corporation

Date:	May 23, 2005

By:/s/ Benoit Laliberté Benoit Laliberté Title: Chief Executive Officer, Chief Financial Officer, and Director