Form 10QSB
period 2005-06-30
UNITED AMERICAN CORP
filed 2005-09-22
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

Commission File Number: 000-27621

United American Corporation
(Exact name of small business issuer as specified in its charter)

Florida	95-4720231
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

220 Mount Saint Hilaire, Quebec, Canada J3H 5Z6
(Address of principal executive offices)

514-313-3432
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,915,159 common shares as of June 30, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Interim Consolidated Balance Sheet as of June 30, 2005;
(b)	Unaudited Interim Consolidated Statement of Operations for the three and six months ended June 30, 2005;
(c)	Unaudited Interim Consolidated Statement of Cash Flow for the six months ended June 30, 2005;
(d)	Notes to Unaudited Interim Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

UNITED AMERICAN CORPORATION
(A Development Stage Company)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Amounts Expressed in United States Dollars)

UNITED AMERICAN CORPORATION
(A Development Stage Company)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Amounts Expressed in United States Dollars)

Interim Consolidated Balance Sheet	1 - 2
Interim Consolidated Statements of Operations and Deficit	3
Interim Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5

UNITED AMERICAN CORPORATION
(A Development Stage Company)
Interim Consolidated Balance Sheet
As at June 30, 2005
(Amounts expressed in United States Dollars)
(Unaudited)                                                                                                                                                                                                                                                 Page 1

Assets

Current
Cash	$38,418
Accounts receivable	61,908
Sales tax receivable	7,963
Inventory	102,490
Advance to affiliated companies	386,438

597,217

Internet telecommunications equipment, net of accumulated depreciation	725,779

$1,322,996

UNITED AMERICAN CORPORATION
(A Development Stage Company)
Interim Consolidated Balance Sheet
As at June 30, 2005
(Amounts expressed in United States Dollars)
(Unaudited)                                                                                                                                                                                                                                                           Page 2

Liabilities

Current
Bank indebtedness	$3,683
Accounts payable	101,275
Loans payable	222,967
Loan payable - parent company	55,218
Debentures payable	289,325

672,468

Minority interest	(180,847)

Stockholders’ Deficiency

Capital stock (note 3)	45,465

Capital in excess of par value	2,158,345

Additional paid up capital	53,557

Deficit	(1,425,992)

Total stockholders’ deficit	831,375

Total liabilities and stockholders’ deficiency	$1,322,996

UNITED AMERICAN CORPORATION
(A Development Stage Company)
Interim Consolidated Statement of Operations
For the Three Months and Six Months Period Ended June 30, 2005
(Amounts expressed in United States Dollars)
(Unaudited)                                                                                                                                                                                                                                                              Page 3

	Three Months June 30,		Six Months June 30,
	2005	2004	2005	2004

Sales	$699,884	$531,200	$1,255,934	$1,067,061

Cost of sales

Inventory, beginning of period	-	-	30,814	-
Purchases	412,960	223,545	933,672	338,759

	412,960	223,545	964,486	338,759
Inventory, end of year	-	-	102,490	-

	412,960	223,545	861,996	338,759

Gross profit	286,924	307,655	393,938	728,302

Operating expenses
Sales and promotion	38,286	76,310	186,571	217,118
Professional and consulting fees	45,354	-	164,732	-
Travel	315	-	3,126	-
Telecommunication and network costs	11,141	-	55,623	-
Salaries and wage levies	-	20,235	44,386	20,235
Interest on long term debt	6,590	-	8,776	-
Delivery and transport	1,839	-	12,122	-
Telephone	479	-	3,309	-
Interest and service charges	1,404	-	6,471	-
Office and general	17,800	-	24,339	-
Amortization	53,070	-	115,677	-
Loss on foreign exchange	119,799	-	119,799	-

	296,077	96,545	744,931	237,353

Earnings (loss) before minority interests	(9,153)	211,110	(350,993)	490,949

Minority interest	88,317	-	88,317	-

Net earnings (loss)	$79,164	$211,110	$(262,676)	$490,949

Net earnings (loss) per share	$0.00	$0.01	$(0.00)	$0.01

Weighted average number of shares outstanding	49,915,159	40,658,000	49,915,159	40,658,000

UNITED AMERICAN CORPORATION
(A Development Stage Company)
Interim Consolidated Statement of Cash Flows
For the Six Months Period Ended June 30, 2005
(Amounts expressed in United States Dollars)
(Unaudited)                                                                                                                                                                                                                                        Page 4

	2005	2004

Operating activities

Net earnings (loss)	$(262,676)	$490,949
Add: Amortization	115,677	-

Increase (decrease) in accounts receivable	(31,270)	(19,458)
Increase (decrease) in sales tax	9,763	-
Increase (decrease) in inventory	(18,759)	-
Increase in accounts payable	9,456	(30,770)

Net cash used in operating activities	(177,809)	440,721

Investing activities

Variation in assets	235,735	(424,309)

Net cash provided by investing activities	235,735	(424,309)

Financing activities

Variation in bank indebtedness	(413,224)	-
Increase in loan payable	(137,680)	-
Increase in debentures payable	289,325	-
Issuance of capital stock	197,682	-

	(63,897)	-

Net increase (decrease)	(5,971)	16,412

Cash and cash equivalents beginning of year	44,389	-

Cash and cash equivalents end of year	$38,418	$16,412

UNITED AMERICAN CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
As at June 30, 2005
(Amounts expressed in United States Dollars)
(Unaudited)                                                                                                                                                                                                                                       Page 5

1. Basis of consolidation

The consolidated financial statements include accounts of United American Corporation and its wholly owned subsidiary 3894517 Canada Inc. and its majority owned subsidiary OSK Capital II Corp. for the three and six month period ended June 30, 2005.

2. Interim reporting

While the information presented in the accompanying consolidated interim three months financial statements is unaudited, it includes all adjustments, which are in the opinion of management necessary to present fairly the consolidated financial position, results of operations for the interim consolidated periods presented. All adjustments are normal recurring nature.

3. Capital stock

Authorized

The Company is authorized to issue 50,000,000 shares of common stock at $0.001 par value. As at June 30, 2005, 49,915,159 shares were issued and outstanding.

There are no warrants or options outstanding to issue any additional shares of common stock.

Item 2.    Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview

We were incorporated on July 17, 1992, under the laws of the state of Florida. Since our inception, we sought out various business opportunities, none of which have been successful over a sustained period of time. We explored opportunities to acquire products or businesses that had the potential for profit.

On July 18, 2003, we entered into a share exchange agreement with 3874958 Canada Inc. whereby we agreed to transfer to 3874958 Canada Inc. 26,250,000 common shares of our common stock in exchange for the transfer of 100 shares of American United Corporation, a Delaware corporation (“AUC”). The 100 shares of AUC represent all of the issued and outstanding shares of the company. The agreement was contingent on the parties’ due diligence and completion of several conditions prior to sale. On October 6, 2003, these conditions were satisfied and the sale was consummated. Following the consummation of this sale, AUC became a wholly-owned subsidiary of our company. AUC was later dissolved.

Benoit Laliberté, our current CEO, CFO, and Director, was also the sole officer, director, and shareholder of American United Corporation at the time that the share exchange agreement was entered into and when the sale was consummated. In addition, Mr. Laliberté was the sole officer, director, and shareholder of 3874958 Canada, Inc. As a result, Mr. Laliberté was the beneficial holder of the 100 shares of AUC held by 3874958 Canada, Inc. and is now the beneficial holder of the 26,250,000 shares we issued to 3874958 Canada, Inc. in the transaction described above.

On February 3, 2004, a majority of the shareholders approved a change in the name of our company to United American Corporation. Management considered it in the best interests of the company to change our name to reflect the acquisition of American United Corporation shares and the new direction of our business.

Description of Business

Following the acquisition of AUC, we revised our business plan and implemented the business plan of AUC. AUC began its operations in 2002 as a holding company focused on the acquisition of network-centric technology and telecommunication companies. Given the rapid changes in the telecommunications marketplace, and the strong need for a competitive edge, they revised their business plan and set out on a new course in 2003 to provide Voice over Internet Protocol (VoIP) solutions.

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

VoIP allows a much higher volume of telecommunications traffic to flow at much higher speeds than traditional circuits do, and at a significantly lower cost. VoIP networks are significantly less capital intensive to construct and much less expensive to maintain and upgrade than legacy networks or what is commonly referred to as traditional circuit-switched networks. Since VoIP networks are based on internet protocol, they can seamlessly and cost-effectively interface with the high-technology, productivity-enhancing services shaping today's business landscape. These networks can seamlessly interface with web-based services such as virtual portals, interactive voice response (IVR), and unified messaging packages, integrating data, fax, voice, and video into one communications platform that can interconnect with the existing telecommunications infrastructure.

Initially, we sought to provide retail consumers and small and medium sized companies with a mobile or landline phone that utilizes VoIP as opposed to traditional cell phone technology. A mobile phone that is connected to a Wi-Fi router, which is interconnected to a hi-speed Internet modem, cable or ADSL transmits telephone calls by connecting to the Internet using a high-speed Internet connection. Use of this technology offers large savings to consumers because a majority of the telephone call is now being transmitted over the Internet replacing what was previously an established telecommunication line. When a VoIP network is utilized, an established telecommunication line is only utilized to transmit the call from our servers to the termination point of a call. The VoIP network is utilized with intellectual property to transmit the call from its origination point to our servers. The ability to minimize the use of established telecommunication lines reduces the cost of transmitting telephone calls. As a result, our ability to strategically establish computer servers in specified geographical areas will maximum the cost-savings benefit to those that utilize our service.

We constructed our first VoIP network which we refer to as CaribbeanONE. To construct this network, we established servers in Haiti that utilize our intellectual property to connect with our servers located in Montreal, Quebec, Canada. Following the successful testing of our servers in Haiti, the CaribbeanONE network was completed in March 2004. The establishment of the CaribbeanONE network was critical in that it enables us to charge significantly less than other providers that exclusively utilize established telecommunication lines for calls that originate in North America and terminate in any country in the Caribbean. When one of our consumers originates a call in North America, our VoIP network will receive the call and transmit the call to our server in Haiti and an established telecommunication line will only be utilized to transmit the call from our server in Haiti to the termination point of the call in the Caribbean. The establishment of the CaribbeanONE network was our first step in strategically establishing computer servers in specified geographical areas to construct an international VoIP network. Since the establishment of the CaribbeanONE network, we have worked to improve this VoIP network by added additional capacity.
In September 2004, we incorporated Teliphone, Inc.(“Teliphone”), a Canadian corporation, which became a wholly-owned subsidiary of our company. We formed Teliphone as a wholly-owned subsidiary for the purpose handling the origination, management, and billing of calls. Teliphone also handles servicing and providing businesses and individuals with a mobile or landline phone to access our VoIP network. The management of calls refers to the routing of calls from the origination point to the termination point. The billing of calls refers to the collection of charges for utilization of our VoIP network.

At this stage our of business plan, we were successfully able to provide businesses and individuals with the ability to utilize our VoIP network to transmit communications through the use of a mobile and landline phone that connects to the Internet. Our ability to grow beyond the Montreal, Quebec geographical area was inhibited at this point because we were only were able to provide our consumers with telephone numbers that contained Canadian area codes. Consumers generally desire area codes for the telephone numbers they are assigned which are consistent with the geographical area where they primarily conduct business or reside.

In recognition of this limitation, our management entered into a carrier agreement with XO Communications, Inc.(“XO”), a Delaware corporation, on October 12, 2004. This carrier agreement with XO provides us with the ability to purchase telephone numbers in any of thirty seven (37) major metropolitan markets in the United States. As a result, we are capable of providing our service to consumers in any of these major metropolitan markets in the United States and each consumer could now be assigned a telephone number with a local area code.

Also under the terms of this carrier agreement with XO, we acquired the ability to purchase and utilize voice channels that XO maintains within the United States. The ability to purchase and utilize these voice channels is beneficial to our consumers that originate calls that terminate in the United States. Use of these voice channels enables us route calls to their termination point without utilizing carriers outside of our network that would likely charge higher fees to route the call to its termination point. This completion of the carrier agreement with XO further established our VoIP network and positioned us with the ability to compete with other providers of VoIP in certain major metropolitan markets in the United States.

Our management identified that another limitation of our service is that access to our VoIP network requires individuals or businesses to utilize a mobile and landline phone that connects to the Internet. Traditional cellular phones do not require an Internet connection for their utilization. As a result, users of traditional cellular phones can physically be more mobile while maintaining telephone service. In contrast, the mobility of our consumers is limited to areas where an Internet connection can be maintained. Our management concluded that the appeal of our service will be enhanced by broadening the physical areas in which our consumers can utilize their mobile phone while maintaining service. To broaden the physical areas in which our consumers can utilize their mobile phone, our management began to negotiate agreements with retail establishments that have a Wi-Fi router. A Wi-Fi router is interconnected to a hi-speed Internet modem, cable or ADSL enabling telephone calls made in their retail establishment to connect to the Internet. As a result, our consumers would be able access our VoIP network through the use their mobile phone when physically present in a particular retail establishment.

On November 13, 2004, we entered into an agreement with Ta-Daa High Speed Wireless. (Ta-Daa), a provider of wireless Internet access in various retails establishments located in Montreal, Quebec. At the present time, our consumers do not incur any additional cost for originating calls from these cafés. Additional agreements were entered into for the same purpose on substantially the same terms with other providers of wireless Internet access in various retails establishments throughout Montreal, Quebec. On November 30, 2004, we entered into a similar agreement with Eye-In Inc. and also on March 10, 2005 we entered into a similar agreement with Experience Wifi Inc.

In an attempt to further broaden the physical areas in which our consumers can utilize their mobile phone, we entered into a telecommunications services agreement on November 3, 2004 with Kore Wireless Canada Inc. (“Kore”), a supplier of global systems for mobile communications (“GSM”). This agreement will enable us to offer a mobile phone that is compatible with both our VoIP network and a GSM network utilized for traditional cellular phone use. Our consumers will benefit because they will now be able to utilize one mobile phone that integrates the use of both a VoIP and GSM network resulting in an expanding coverage area for mobile phones which we provide service to. When an Internet connection cannot be maintained, calls can still be placed using traditional cellular phone technology. For our consumers that utilize this service, we have the ability to integrate into a single bill charges for calls placed utilizing both the VoIP and GSM networks. Prior to this agreement with Kore, we were unable to offer phone service to consumers at times when they did not maintain an Internet connection.

Once the requisite infrastructure was in place and operational, we sought to establish agreements and incentives for retailers of telephone products to make available to retail consumers and small and medium sized companies a mobile or landline phone that utilizes our VoIP network. In furtherance of this objective to provide our target market with a product that is compatible with our VoIP network, we entered into a distribution agreement with Distribution Car-Tel, Inc. (“Car-Tel”) on July 28, 2004. Car-Tel is a distributor of pre-paid calling cards with established business relationships with various retailers. We entered into this agreement with the anticipation that Car-Tel would utilize its current relationships to introduce our service to retailers. Car-Tel successfully introduced our company and service to Teleplus Enterprises Inc. (“Teleplus), a retailer of wireless and portable phones with approximately thirty eight (38) locations primarily in shopping malls throughout Eastern Canada. We currently are offering our service through twelve (12) of Teleplus’ retail locations. Notwithstanding our current relationship with Teleplus, our agreement with Car-Tel did not result in the volume of increased sales of our service that was originally contemplated. As a result, we terminated our agreement with Car-Tel, but maintain our current relationship with Teleplus.

Thereafter, our management continued to seek agreements with other retailers. On or about December 20, 2004, we entered into a retail sales agreement with Digital Radio Communication (“Digital”). Digital is a retailer of wireless and portable phones with approximately nine (9) locations throughout Quebec, Canada excluding the city of Montreal. Subsequent to entering into this agreement, we entered into another distribution agreement with MSBR Communication Inc. (“MSBR”) which is disclosed below.

On January 4, 2005, we signed a letter of intent with VoIPMDU.COM, a company based in Vancouver, Canada. Under the proposed terms of this agreement, we were to provide our VoIP infrastructure to service their customer base. A definitive agreement was contingent on the parties’ due diligence and the completion of several conditions prior to sale. As a result of a failure to satisfy certain conditions, a definitive agreement was never consummated.

On or about January 24, 2005, we entered into a private-label distribution agreement with NCTel Inc. (“NCTel”), a telecommunications provider located in Sherbrooke, Quebec. Under the terms of this agreement, NCTel will offer to its consumers our services and telephone product under the NCTel brand name. NCTel’s consumers are primarily small to medium size businesses. We agreed to grant

NCTel the rights to be the exclusive provider of our services and telephone product in the 819 area code including and surrounding Sherbrooke, Quebec provided they are successful in achieving a specified number of service activations in the specified time period. In anticipation of increased sales and telecommunication traffic resulting from this agreement, we purchase voice channels from Sprint Rogers. Subsequent our entering into the private-label distribution agreement with NCTel, NCTel was dissolved and its assets were acquired by Dialek Telecom (“Dialek”). We then entered into a private-label distribution agreement with Dialek on substantially the same terms as previously agreed to with NcTel.

On May 16, 2005, we signed a letter of intent to acquire Dialek. This transaction was subject to the final negotiation and execution of a definitive agreement. We were unable to reach an agreement on acceptable terms and a definitive agreement was never consummated. Our failure to negotiate a definitive agreement for the acquisition of Dialek did not affect any of the parties’ rights or obligations under the private-label distribution agreement entered into on or about January 24, 2005.

Our agreement with Dialek provided us with an opportunity to reach the small to medium size businesses portion of our target market. On March 1, 2005, we entered into a distribution agreement with MSBR Communication Inc. (“MSBR”) for the purpose accessing the retail consumer portion of our target market through retail and Internet-based sales. Under the terms of this agreement, MSBR was granted the exclusive right to distribute mobile or landline phones that utilize our VoIP network via Internet-based sales or direct sales to retail establishments in the territory consisting of the Province of Quebec in Canada exclusive of Sherbrooke, Quebec. This agreement was entered into for a term of two (2) years with automatic renewals for additional one year terms unless either party provides notice within 90 days of the initial two year term. This agreement is subject to termination upon the occurrence of specified events triggering default. MSBR will receive a pre-determined commission based upon sales of mobile or landline phones that utilize our VoIP network and revenues derived from retailer consumers who activated their VoIP service through distribution channels used by MSBR.

Prior to entering into the distribution agreement MSBR, we agreed with Digital Radio Communication (“Digital”) that MSBR would distribute our products and services to their retail locations. This agreement with Digital assisted in preserving the exclusivity of MSBR’s right to distribute mobile or landline phones that utilize our VoIP network via Internet-based sales or direct sales to retail establishments in the territory consisting of the Province of Quebec in Canada exclusive of Sherbrooke, Quebec. Additionally, MSBR’s assumption of the distribution of our products and services to Digital’s retail locations further enables us to focus on the origination, termination, management, and billing of calls.

On March 11, 2005, we continued our attempt to build an international VoIP network by entering into a marketing and distribution agreement with Podar Enterprise (“Podar”) of Mumbai, India. Podar is a distributor of telecommunications that will make mobile or landline phones that utilize our VoIP network available to consumers in Central, South, and East Asia, Eastern Europe, and parts of the Middle East. Under the terms of this agreement, Podar was granted the exclusive marketing and distribution rights for our products and services in India, China, Sri Lanka, United Arab Emirates, and Russia. The term of this agreement is five (5) years subject to early termination with 60 days notice following any default under the agreement.

Accounts activated in any of the geographical markets serviced by Podar will be assigned a North American telephone number. For this reason, we anticipate that our target market in these geographical areas will be small and medium sized businesses that frequently transact business in North America.

In May 2005, we began preparation to launch a pre-paid long distance calling card that we refer to as

HAITIDIRECT. Our management developed this concept of a calling card as a means to attract a higher volume of VoIP service utilizing our VoIP network located in Haiti which we refer to as CaribbeanONE. To increase our consumer base, we will print these calling cards in English, French, and Creole. We entered into a verbal agreement with a distributor to assist us in the distribution of this product. We anticipate making the calling card available to the retail market in North America during the last quarter of fiscal 2005.

Subsidiary Spin-off

In March 2005, our management proposed to spin-off one of our subsidiaries, Teliphone, Inc., subject to the approval of the stockholders. At the time of this proposal, we owned 100 common shares of the 104 common shares issued and outstanding in Teliphone. Under the terms of this proposal, our shareholders would have received 1 share of Teliphone for each share of our company they owned.

Our board of directors believed that spinning-off Teliphone would accomplish an important objective. The spin-off would enable Teliphone to focus on handling the origination, management, and billing of calls and allow us to concentrate on building an international VoIP focused primarily on call termination. This will allow both companies that have operations that are focused on different objectives to better prioritize the allocation of their management and their financial resources for achievement of their corporate objectives.

In April 2005, our management was presented with an opportunity where Teliphone would enter into a merger with a wholly-owned subsidiary of OSK Capital II Corp. (“OSK”), a public reporting company under Section 12(g) of the Securities Exchange Act of 1934. As a result of this opportunity, we did not present our original proposal to the shareholders for their consideration and approval.

On April 28, 2005, OSK completed its acquisition of Teliphone, pursuant to an Agreement and Plan of Merger and Reorganization. At the effective time of the merger, OSK acquired all of the outstanding shares of Teliphone and Teliphone merged with OSK II Acquisition Corp., a Florida corporation and wholly-owned subsidiary of OSK Capital II, Corp. Following the merger, Teliphone was the surviving corporation. OSK issued 25,000,000 common shares in exchange for all of the issued and outstanding shares of Teliphone and these shares of OSK were issued to the shareholders Teliphone shareholders on a pro rata basis. We owned 100 common shares of the 104 common shares issued and outstanding in Teliphone. As a result, we received 24,038,462 shares of OSK. Following the effectiveness of the merger, OSK had 30,426,000 common shares issued and outstanding. Consequently, Teliphone became a wholly owned subsidiary of OSK and OSK is currently a majority-owned subsidiary of our company.

Our management now proposes to spin-off our majority-owned subsidiary, OSK. To complete the spin-off, we propose to distribute the 24,038,462 shares of OSK that we own on a pro rata basis to our shareholders.

Results of Operations for Three and Six Months Ending July 30, 2005

For the three month period ended June 30, 2005, we generated total revenue of $699,884, compared to revenue of $531,200 for the same three month period in the prior year.  For the six month period ended June 30, 2005, we generated total revenue of $1,255,934, compared to revenue of $1,067,061 for the same six month period in the prior year.  Our revenue was generated by sales of retail domestic and international voice and data products and services using VoIP.  Our increase in revenue for the three and six month period ended June 30, 2005 when compared to the same reporting periods in the prior year is primarily attributable to increases in sales of VoIP termination services in our CaribbeanONE network, along with the sales results of our subsidiary OSK Capital II Corp./Teliphone.

Our cost of revenues for the three months ended June 30, 2005 increased to $412,960 from the same reporting period in the prior year when cost of revenues was $223,545.  Our cost of revenues for the six months ended June 30, 2005 increased to $861,996 from the same reporting period in the prior year when cost of revenues was $338,759.  The increase in our cost of revenues is attributable to increased purchases of terminating minutes within countries of termination, along with purchases of inventory of hardware attributed to new customer acquisition for OSK Capital II Corp./Teliphone.

Gross profit for the second quarter ended June 30, 2005 was $286,924 compared to $307,655 for the second quarter ended June 30, 2004.  Gross profit for the six months ended June 30, 2005 was $393,938, compared to $728,302 for six months ended June 30, 2004.  The decrease in gross profit for the three and six months ended June 30, 2005 when compared to the same reporting period in the prior year is attributable to us incurring increased costs for purchases of hardware that is sold to consumers enabling them to utilize our service. We sell the hardware at a loss in order to attract consumers and then make higher profit margins from the sales of our phone service plans. As a result, we anticipate higher profit margins in the future.

For the three month period ended June 30, 2005 we incurred operating expenses in the amount of $296,077 compared to operating costs of $96,545 in the same three month period in the prior year.  For the six month period ended June 30, 2005 we incurred operating expenses in the amount of $744,931, compared to operating costs of $237,353 in the same six month period in the prior year.  The increase in our operating expenses is primarily attributable to the emergence and growth of operations in our subsidiary entities during the current reporting period.

For the three month period ended June 30, 2005, we had a net income of $79,164.  We had a net income of $211,110 for the three month period ended June 30, 2004.  The decrease in our net income for the three month period ended June 30, 2005 when compared to the same reporting period in the prior year is primarily attributable to increased expenditures in our subsidiaries for the purpose of promoting and developing our VoIP network.

For the six month period ended June 30, 2005, we had a net loss of $262,676.  We had a net profit of $490,949 for the six month period ended June 30, 2004. A net loss for the six month period ended June 30, 2005 when compared to a net profit reported for the same reporting period in the prior year is primarily attributable to increased expenditures in the our subsidiaries for the purpose of promoting and developing our VoIP network.

Liquidity and Capital Resources

As of June 30, 2005, we had total current assets of $597,217 of which $38,418 consisted of cash on hand. Our total current liabilities as of June 30, 2005 were $672,468. We had a working capital deficit of $75,251 as of June 30, 2005.

We believe that we have sufficient capital to support our operations at their current level over the next twelve months. We anticipate that our revenue will continue to increase and this will be sufficient to maintain our operations at their current level.

The success of our long-term business plan beyond the next 12 months is contingent upon us obtaining additional financing. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time.

Off Balance Sheet Arrangements

As of June 30, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

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

We did not evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. Subsequent to the reporting period and following the appointment of two new directors, our board of directors concluded that the present disclosure controls and procedures in place are ineffective. This conclusion was reached as a result of our failure to include certain financial information in the consolidated financial statements for the periods ended September 30, 2004, December 31, 2004, and March 31, 2005. We erred in failing to include in the consolidated financial statements for the periods set forth above financial information from the operations of the Company’s subsidiary, Teliphone, Inc. Teliphone, Inc. was incorporated in Canada on August 28, 2004. We erred by failing to account for the convertible debenture that was issued to Strathmere Associates International Limited for the principal sum of $100,000 on October 18, 2004 in the audited financial statements included in the annual report on Form 10-KSB for the year ended December 31, 2004 and the unaudited financial statements included in the quarterly report on Form 10-QSB for the period ended March 31, 2005. We also erred by failing to include in the consolidated financial statements certain disbursements from banking accounts maintained by 3894517 Canada Inc., an entity that became a wholly owned subsidiary of ours in July 2004.

On August 31, 2005, we dismissed our former independent public accounting firm, Madsen & Associates, CPA’s Inc., and engaged Schwartz Levitsky Feldman LLP ("Schwartz") as our new independent public accounting firm.

Following the correction of the errors set forth above, we will restate its financial statements for the affected periods and amend our quarterly report on Form 10-QSB for the period ended September 30, 2004, our annual report on Form 10-KSB for the year ended December 31, 2004, and our quarterly report on Form 10-QSB for the period ended March 31, 2005. We will also take action to correct any errors, omissions, or misrepresentations brought to our attention by Schwartz.

Our board of directors are currently working towards implementing significant changes in our internal controls over financial reporting that are expected to materially affect such controls.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the three month period ended June 30, 2005.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Distribution Agreement with MSBR Communications, Inc. executed on March 1, 2005
10.2	Distribution Agreement with PODAR Enterprises executed on March 11, 2005
10.3	Term Sheet Entered into with NCTel Inc.
10.4	Letter of Intent with 9151-4877 Quebec Inc. (doing business under the name Dialek or NCTel)
10.5	Proposed Exchange of Shares of OSK Capital II and Teliphone, Inc.
10.6	Agreement and Plan of Merger and Reorganization by and among Teliphone, Inc. and OSK Acquisition Corp. and OSK Capital II Corp.
10.7	Carrier Services Agreement with XO Communications
10.8	Distribution Agreement with Car-Tel Inc. executed on July 28, 2004
10.9	Wholesale Agreement with 9151-4877 Quebec Inc., also known as Dialek Telecom
10.10	Share Exchange Agreement with 3874958 Canada Inc. on July 18, 2003 [1]
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
1 Previously filed as an exhibit to current report on Form 8-K filed on January 15, 2004

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Corporation

Date:	September 22, 2005

By: /s/Benoit Laliberte Benoit Laliberté Title: Chief Executive Officer, Chief Financial Officer & Director