Form 10QSB/A
period 2004-09-30
UNITED AMERICAN CORP
filed 2005-10-20
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

Explanatory Note

In our quarterly report on Form 10-QSB for the period ended September 30, 2004 filed with the Securities and Exchange Commission on November 22, 2004, we erred in failing to include in the consolidated financial statements financial information from the operations of the our subsidiary, Teliphone, Inc. Teliphone, Inc. was incorporated in Canada on August 28, 2004. We also erred by failing to include in the consolidated financial statements certain disbursements from banking accounts maintained by 3894517 Canada Inc., an entity that became a wholly owned subsidiary of ours in July 2004.

In this amended quarterly report on Form 10-QSB/A for the period ended September 30, 2004, we are restating the financial statements for the reporting period to provide the financial information set forth above which was previously omitted.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Interim Consolidated Balance Sheet as of September 30, 2004;
(b)	Unaudited Interim Consolidated Statement of Operations for the three and nine months ended September 30, 2004;
(c)	Unaudited Interim Consolidated Statement of Cash Flow for the nine months ended September 30, 2004;
(d)	Notes to Unaudited Interim Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2004 are not necessarily indicative of the results that can be expected for the full year.

UNITED AMERICAN CORPORATION
(A Development Stage Company)
Interim Consolidated Balance Sheet
As at September 30, 2004
(Amounts expressed in United States Dollars)
(Unaudited)                                                                                        Page 1

(restated)

Assets

Current
Cash	$30,882
Accounts receivable	46,422
Inventory	25,134
Advance to affiliated companies	34,063

136,501

Internet telecommunications equipment, net of accumulated depreciation	443,258

$579,759

The accompanying notes are an integral part of these interim consolidated financial statements

UNITED AMERICAN CORPORATION
(A Development Stage Company)
Interim Consolidated Balance Sheet
As at September 30, 2004
(Amounts expressed in United States Dollars)
(Unaudited)                                                                                           Page 2

Liabilities

Current
Bank indebtedness	$159,553
Accounts payable	86,811
Loans payable	78,830

325,194

Stockholders’ Deficiency

Capital stock (note 3)	40,658

Capital in excess of par value	662,353

Additional paid up capital	(215,962)

Deficit	(232,484)

Total stockholders’ deficit	254,565

Total liabilities and stockholders’ deficiency	$579,759

The accompanying notes are an integral part of these interim consolidated financial statements

UNITED AMERICAN CORPORATION
(A Development Stage Company)
Interim Consolidated Statement of Operations
For the Three Months and Nine Months Period Ended September 30, 2004
(Amounts Expressed in United States Dollars)
(Unaudited)                                                                                           Page 3

	Three Months September 30,		Nine Months September 30,
	2004 (restated)	2003	2004 (restated)	2003

Sales	$235,829	$-	$1,302,890	$-

Cost of sales

Inventory, beginning of period	-	-	-	-
Purchases	252,602	-	591,361	-

Inventory, end of year	25,134	-	25,134	-

	227,468	-	566,227	-

Gross profit	8,361	-	736,663	-

Operating expenses
Sales and promotion	14,921	-	14,921	-
Professional and consulting fees	84,275	-	84,775	-
Travel	8,073	-	8,073	-
Telecommunication and network costs	64,004	4,230	281,122	9,239
Salaries and wage levies	25,448	-	45,683	-
Interest on long term debt	-	-	-	-
Delivery and transport	4,801	-	4,801	-
Telephone	-	-	-	-
Interest and service charges	2,221	-	2,221	-
Office and general	12,844	-	12,844	-
Amortization	-	-	-	-
Loss on foreign exchange	(43,129)	-	(43,129)	-

	173,418	4,230	410,801	9,239

Net earnings (loss)	(165,057)	(4,230)	325,862	(9,239)

Net earnings (loss) per share	0.00	0.00	0.00	0.00

Weighted average number of shares outstanding	40,658,000	13,703,000	40,658,000	13,703,000

The accompanying notes are an integral part of these interim consolidated financial statements

UNITED AMERICAN CORPORATION
(A Development Stage Company)
Interim Consolidated Statement of Cash Flows
For the Nine Months Period Ended September 30, 2004
(Amounts Expressed in United States Dollars)
(Unaudited)                                                                                           Page 4

	2004 (restated)	2003

Operating activities

Net earnings (loss)	$325,862	$(9,239)
Add: Amortization

Increase (decrease) in accounts receivable	(46,422)	-
Increase (decrease) in sales tax	-	-
Increase (decrease) in inventory	(25,134)	-
Increase in accounts payable	25,009	9,239

Net cash used in operating activities	279,315	-

Investing activities

Variation in assets	(479,093)	-

Net cash provided by investing activities	(479,093)	-

Financing activities

Increase in advance to affiliated companies	(34,063)	-
Variation in bank indebtedness	159,553	-
Increase in loan payable	78,830	-
Issuance of capital stock	26,340	-

	230,660	-

Net increase (decrease)	30,882	-

Cash and cash equivalents beginning of year	-	-

Cash and cash equivalents end of year	$30,882	$-

The accompanying notes are an integral part of these interim consolidated financial statements

UNITED AMERICAN CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2004
(Amounts Expressed in United States Dollars)
(Unaudited)                                                                                            Page 5

1. Basis of consolidation

The consolidated financial statements include accounts of United American Corporation and its wholly owned subsidiary 3894517 Canada Inc. and Teliphone Inc. for the three and nine month period ended September 30, 2004.

2. Interim reporting

While the information presented in the accompanying consolidated interim three months financial statements is unaudited, it includes all adjustments, which are in the opinion of management necessary to present fairly the consolidated financial position, results of operations for the interim consolidated periods presented. All adjustments are normal recurring nature.

3. Capital stock

Authorized

The Company is authorized to issue 50,000,000 shares of common stock at $0.001 par value. As at September 30, 2004, 40,658,000 shares were issued and outstanding.

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

On July 1, 2004, we acquired all of the issued and outstanding shares of 3894517 Canada Inc. pursuant to an Agreement for the Transfer of Ownership (“Transfer of Ownership”). Prior to the execution of the Transfer of Ownership, our current CEO, CFO, and director, Benoit Laliberté, owned all of the issued and outstanding shares of 3894517 Canada Inc. In accordance with the Transfer of Ownership, Mr. Laliberté transferred to us all his shares in 3894517 Canada Inc. As a result of this transfer of shares by Mr. Laliberté, 3894517 Canada Inc. became a wholly-owned subsidiary of our company.

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

Results of Operations for Three and Nine Months Ending September 30, 2004

For the three month period ended September 30, 2004, we generated total revenue of $235,829, compared to revenue of $0 for the same three month period in the prior year.  For the nine month period ended September 30, 2004, we generated total revenue of $1,302,890, compared to revenue of $0 for the same nine month period in the prior year.  Our revenue was generated by sales of retail domestic and international voice and data products and services using VoIP.  Our reporting of revenue for the three and nine month period ended September 30, 2004 when compared to the same reporting periods in the prior year is entirely attributable to the establishment and operation of the CaribbeanONE network enabling us to generate revenue from sales of VoIP termination services.

Our cost of revenues for the three months ended September 30, 2004 was $227,468, compared to no cost of revenue in the same reporting period in the prior year.  Our cost of revenues for the nine months ended September 30, 2004 was $566,227, compared to no cost of revenue in the same reporting period in the prior year. The increase in our cost of revenues is primarily attributable to increased purchases of terminating minutes within countries of termination. We reported no cost of revenues for the three and nine months ended September 30, 2003 because we did not generate any revenue during these reporting periods.

Gross profit for the third quarter ended September 30, 2004 was $8,361 compared to $0 for the third quarter ended September 30, 2003.  Gross profit for the nine months ended September 30, 2004 was $736,663, compared to $0 for nine months ended September 30, 2003.  Our reporting of profit is attributable to activities related to the profitable sale of VoIP termination on our CarribeanONE platform.

For the three month period ended September 30, 2004 we incurred operating expenses in the amount of $173,418 compared to operating costs of $4,230 in the same three month period in the prior year.  For the nine month period ended September 30, 2004 we incurred operating expenses in the amount of $325,862, compared to operating costs of $9,239 in the same nine month period in the prior year.  The increase in our operating expenses is primarily attributable to the emergence and growth of operations in our subsidiary entities during the current reporting period.

For the three month period ended September 30, 2004, we had a net loss of $165,057.  We had a net loss of $4,230 for the three month period ended September 30, 2003.  For the nine month period ended September 30, 2004, we had net earnings of $325,862.  We had a net loss of $9,239 for the nine month period ended September 30, 2003. Net earnings for the nine month period ended September 30, 2004 when compared to a net loss reported for the same reporting period in the prior year is primarily attributable to the implementation of our current business plan and the profitability of our CarribeanONE termination business.

Liquidity and Capital Resources

As of September 30, 2004, we had total current assets of $136,501 of which $30,882 consisted of cash on hand. Our total current liabilities as of September 30, 2004 were $325,194. We had a working capital deficit of $188,693 as of September 30, 2004.

As of the time of this amended quarterly report, our management believes that we have sufficient capital to support our operations at their current level over the next twelve months. We anticipate that our revenue will continue to increase and this will be sufficient to maintain our operations at their current level.

The success of our long-term business plan beyond the next 12 months is contingent upon us obtaining additional financing. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time.

Off Balance Sheet Arrangements

As of September 30, 2004, there were no off balance sheet arrangements.

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

We did not evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. Following the appointment of two new directors in September 2005, our board of directors concluded that the present disclosure controls and procedures in place are ineffective. This conclusion was reached as a result of our failure to include certain financial information in the consolidated financial statements for the periods ended September 30, 2004, December 31, 2004, and March 31, 2005. We erred in failing to include in the consolidated financial statements for the periods set forth above financial information from the operations of the Company’s subsidiary, Teliphone, Inc. Teliphone, Inc. was incorporated in Canada on August 28, 2004. We erred by failing to account for the convertible debenture that was issued to Strathmere Associates International Limited for the principal sum of $100,000 on October 18, 2004 in the audited financial statements included in the annual report on Form 10-KSB for the year ended December 31, 2004 and the unaudited financial statements included in the quarterly report on Form 10-QSB for the period ended March 31, 2005. We also erred by failing to include in the consolidated financial statements certain disbursements from banking accounts maintained by 3894517 Canada Inc., an entity that became a wholly owned subsidiary of ours in July 2004.

On August 31, 2005, we dismissed our former independent public accounting firm, Madsen & Associates, CPA’s Inc., and engaged Schwartz Levitsky Feldman LLP ("Schwartz") as our new independent public accounting firm.

Following the correction of the errors set forth above, we will also restate the financial statements for the affected periods and amend our annual report on Form 10-KSB for the year ended December 31, 2004 and our quarterly report on Form 10-QSB for the period ended March 31, 2005. We will also take action to correct any errors, omissions, or misrepresentations brought to our attention by Schwartz.

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

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the three month period ended September 30, 2004 or since the end of this reporting period.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Distribution Agreement with MSBR Communications, Inc. executed on March 1, 2005 [1]
10.2	Distribution Agreement with PODAR Enterprises executed on March 11, 2005 [1]
10.3	Term Sheet Entered into with NCTel Inc. [1]
10.4	Letter of Intent with 9151-4877 Quebec Inc. (doing business under the name Dialek or NCTel) [1]
10.5	Proposed Exchange of Shares of OSK Capital II and Teliphone, Inc. [1]
10.6	Agreement and Plan of Merger and Reorganization by and among Teliphone, Inc. and OSK Acquisition Corp. and OSK Capital II Corp. [1]
10.7	Carrier Services Agreement with XO Communications [1]
10.8	Distribution Agreement with Car-Tel Inc. executed on July 28, 2004 [1]
10.9	Wholesale Agreement with 9151-4877 Quebec Inc., also known as Dialek Telecom [1]
10.10	Share Exchange Agreement with 3874958 Canada Inc. on July 18, 2003 [2]
10.11	Agreement for the Transfer of Ownership of 3894517 Canada Inc.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Previously filed as an exhibit to the quarterly report on Form 10QSB filed on September 22, 2005.
[2]	Previously filed as an exhibit to current report on Form 8-K filed on January 15, 2004

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Corporation

Date:	October 20, 2005

By: /s/ Benoit Laliberté Benoit Laliberté Title: Chief Executive Officer, Chief Financial Officer & Director