Form 10QSB
period 2005-09-30
UNITED AMERICAN CORP
filed 2005-11-23
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

Commission File Number: 000-27621

United American Corporation
(Exact name of small business issuer as specified in its charter)

Florida	95-4720231
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1080 Beaver Hall, Suite 1555, Montreal, Quebec, Canada H2Z 1S8
(Address of principal executive offices)

514-313-6010
(Issuer’s telephone number)
220 Mount Saint Hilaire, Quebec, Canada J3H 5Z6
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,915,159 common shares as of September 30, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Interim Consolidated Balance Sheet as of September 30, 2005.
(b)	Unaudited Interim Consolidated Statements of Operations for the three and nine month ended September 30, 2005 and 2004;
(c)	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004; and
(d)	Notes to Unaudited Interim Consolidated Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

UNITED AMERICAN CORPORATION
(A Development Stage Company)
Interim Consolidated Balance Sheet
As at September 30, 2005
(Amounts expressed in United States Dollars)
(Unaudited)

ASSETS

Current
Cash	$241,267
Accounts receivable	42,031
Sales tax receivable	48,831
Loan receivable- Director	292,736
Inventory	93,956
Pre-paid expenses & deposits	24,424
743,245

Internet telecommunications equipment, net of accumulated depreciation	688,253
1,431,498

LIABILITIES

Current
Bank indebtedness	7,266
Accounts payable	241,561
Loans payable	186,776
Debentures payable	100,000
Advance from shareholders	-

Total Liabilities	535,603

STOCKHOLDERS' DEFICIENCY

Capital stock	45,465
Capital in excess of par value	2,158,345
Additional paid up capital (discount)	53,557
Comprehensive income(loss)	206,373
Deficit	(1,567,845)

Total stockholders' deficit	895,895

Total liabilities and stockholders' deficit	1,431,498

UNITED AMERICAN CORPORATION
(A Development Stage Company)
Interim Consolidated Statement of Operations
For the Three Months and Nine Months Period Ended September 30, 2005
(Amounts Expressed in United States Dollars)
(Unaudited)

	Three Months September 30,		Nine Months September 30,
	2005	2004	2005	2004

Sales	1,611,110	235,829	2,840,067	1,302,890

Cost of sales	1,487,356		2,452,318

Inventory, beginning of period	101,981		25,952
Purchases	39,533		209,969
	141,514		2,688,239

Inventory, end of year	91,705	25,134	89,411	25,134

	1,537,165	227,468	2,598,828	566,227

Gross profit	73,946	8,361	241,239	736,663

Operating expenses
Sales and promotion	(1,667)	14,921	186,132	14,921
Professional and consulting fees	59,469	84,275	239,845	84,775
Travel	1,903	8,073	5,061	8,073
Telecommunication and network costs	33,580	64,004	88,760	281,122
Salaries and wage levies	19,176	25,448	88,760	281,122
Interest on long term debt	-	-	-	-
Delivery and transport	1,211	4,801	13,289	4,801
Telephone	1,703	-	4,995	-
Interest and service charges	6,991	2,221	18,041	2,221
Office and general	5,696	12,844	30,362	12,844
Amortization	52,519	-	43,057	-
Loss on foreign exchange	-	(43,129)	-	(43,129)
Recovery of expenses	(49,112)		(47,883)

	131,470	173,418	645,768	410,801

Earnings (loss) before minority interests	(13,819)	(165,057)	(404,528)	352,862

Minority interest	-	-	-	-

Net earnings (loss)	(13,819)	(165,057)	(404,528)	352,862

Net earnings (loss) per share	-	-	-	-

Weighted average number of shares outstanding	49,915,159	40,658,000	49,915,159	40,658,000

UNITED AMERICAN CORPORATION
(A Development Stage Company)
Interim Consolidated Statement of Cash Flows
For the Nine Months Period Ended September 30, 2005
(Amounts Expressed in United States Dollars)
(Unaudited)

	2005	2004

Operating activities

Net earnings (loss)	(404,528)	325,862
Add: Amortization	73,057

Increase (decrease) in accounts receivable	(11,393)	(46,422)
Increase (decrease) in sales tax	(31,100)
Increase (decrease) in inventory	(10,225)	(25,134)
Increase (decrease) pre-paids & deposits	(24,424)
Increase in accounts payable	149,742	25,009

Net cash used in operating activities	(288,871)	279,315

Investing activities

Variation in assets	273,261	(479,093)

Net cash provided by (used by) investing activities	273,261	(479,093)

Financing activities

Increase (decrease) in advances to Director	412,419	(34,063)
Variation in bank indebtedness	(409,641)	159,553
Increase in loan payable	(240,229)	78,830
Increase in debentures payable	100,000
Issuance of capital stock	186,623	26,340
	49,172	230,660

Effect of foreign currency exchange rate on cash and cash equivalents	163,316

Net increase (decrease)	196,878	30,882

Cash and cash equivalents beginning of year	44,389	-

Cash and cash equivalents end of year	241,267	30,882

UNITED AMERICAN CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2005
(Amounts Expressed in United States Dollars)
(Unaudited)

1. Basis of consolidation

The consolidated financial statements include accounts of United American Corporation and its wholly owned subsidiary 3894517 Canada Inc. and its majority owned subsidiary OSK Capital II Corp. for the three and nine month period ended September 30, 2005.

2. Interim reporting

While the information presented in the accompanying consolidated interim three months financial statements is unaudited, it includes all adjustments, which are in the opinion of management necessary to present fairly the consolidated financial position, results of operations for the interim consolidated periods presented. All adjustments are normal recurring nature.

3. Capital stock

Authorized

The Company is authorized to issue 50,000,000 shares of common stock at $0.001 par value. As at September 30, 2005, 49,915,159 shares were issued and outstanding.

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

Overview

We were incorporated on July 17, 1992, under the laws of the state of Florida. Since our inception, we sought out various business opportunities, none proved successful over a sustained period of time. We explored opportunities to acquire products or businesses that had the potential for profit.

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

Benoit Laliberté, our CEO, CFO, and Director at the time, was also the sole officer, director, and shareholder of American United Corporation at the time that the share exchange agreement was entered into and when the sale was consummated. In addition, Mr. Laliberté was the sole officer, director, and shareholder of 3874958 Canada, Inc. As a result, Mr. Laliberté was the beneficial holder of the 100 shares of AUC held by 3874958 Canada, Inc. and is now the beneficial holder of the 26,250,000 shares we issued to 3874958 Canada, Inc. in the transaction described above.

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

In August 2004, we incorporated Teliphone, Inc. (“Teliphone”), a Canadian corporation, which became a wholly-owned subsidiary of our company. We formed Teliphone as a wholly-owned subsidiary for the purpose handling the origination, management, and billing of calls. Teliphone also handles servicing and providing businesses and individuals with a mobile or landline phone to access our VoIP network. The management of calls refers to the routing of calls from the origination point to the termination point. The billing of calls refers to the collection of charges for utilization of our VoIP network.

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

Once the requisite infrastructure was in place and operational, we sought to establish agreements and incentives for retailers of telephone products to make available to retail consumers and small and medium sized companies a mobile or landline phone that utilizes our VoIP network. In furtherance of this objective to provide our target market with a product that is compatible with our VoIP network, we entered into a distribution agreement with Distribution Car-Tel, Inc. (“Car-Tel”) on July 28, 2004. During Q4 2004, unfortunately, our agreement with Car-Tel did not result in the volume of increased sales of our service that was originally contemplated. As a result, we terminated our agreement with Car-Tel, and sought to renew our efforts to build our retail distribution network in the Montreal, Quebec area.

We succeeded in meeting our objectives when we entered into a distribution agreement with MSBR Communication Inc. (“MSBR”) on March 1, 2005, for the purpose accessing the retail consumer portion of our target market through retail and Internet-based sales. Under the terms of this agreement, MSBR was granted the exclusive right to distribute mobile or landline phones that utilize our VoIP network via Internet-based sales or direct sales to retail establishments in the territory consisting of the Province of Quebec in Canada exclusive of Sherbrooke, Quebec. This agreement was entered into for a term of two (2) years with automatic renewals for additional one year terms unless either party provides notice within 90 days of the initial two year term. This agreement is subject to termination upon the occurrence of specified events triggering default. MSBR will receive a pre-determined commission based upon sales of mobile or landline phones that utilize our VoIP network and revenues derived from retailer consumers who activated their VoIP service through distribution channels used by MSBR. As a result of this agreement, MSBR Communications Inc. has succeeded in building a distribution network of over 70 points of retail sale, telemarketing sales partners and small business telecommunications interconnect companies. This distribution network is the current driver of our new customer acquisition in the retail segment of our business.

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

As part of our growth plan in 2005, we expanded our long distance VoIP termination services outside of the Caribbean and into additional routes in South and Central America, as well as Africa.

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

Our management proposed to spin-off our majority-owned subsidiary, OSK. To complete the spin-off, we propose to distribute the 24,038,462 shares of OSK that we own on a pro rata basis to our shareholders.

Change in Management

On November 8, 2005, Mr. Benoit Laliberte resigned as our Chief Executive Officer, Chief Financial Officer and as a member of our board of directors. There was no known disagreement with Mr. Laliberte on any matter relating to our operations, policies or practices.

On November 8, 2005, Mr. Gilles Poliquin resigned as a member of our board of directors.  There was no known disagreement with Mr. Poliquin on any matter relating to our operations, policies or practices.

On November 8, 2005, Mr. Simon Lamarche was appointed as our Chief Executive Officer, Chief Financial Officer and as a member of our board of directors.

Results of Operations for Three and Nine Months Ending September 30, 2005

For the three month period ended September 30, 2005, we generated total revenue of $1,611,110, compared to revenue of $235,829 for the same three month period in the prior year.  For the nine month period ended September 30, 2005, we generated total revenue of $2,840,067, compared to revenue of $1,302,890 for the same ninth month period in the prior year.  Our revenue was generated by sales of retail domestic and international voice and data products and services using VoIP.  Our increase in revenue for the three and nine month period ended September 30, 2005 when compared to the same reporting periods in the prior year is primarily attributable to increases in sales of VoIP termination services in our CaribbeanONE network, along with the sales results of our subsidiary OSK Capital II Corp./Teliphone.

Our cost of revenues for the three months ended September 30, 2005 increased to $1,537,165 from the same reporting period in the prior year when cost of revenues was $227,468.  Our cost of revenues for the nine months ended September 30, 2005 increased to $2,598,828 from the same reporting period in the prior year when cost of revenues was $566,227.  The increase in our cost of revenues is attributable to increased purchases of terminating minutes within countries of termination, along with purchases of inventory of hardware attributed to new customer acquisition for OSK Capital II Corp./Teliphone.

Gross profit for the three months ended September 30, 2005 was $73,946 compared to $8,361 for the three months ended September 30, 2004.  The increase in gross profit for the three months ended September 30, 2005 when compared to the same reporting period in the prior year is attributable to us increasing our sales volume of VoIP termination services. Gross profit for the nine months ended September 30, 2005 was $241,239, compared to $736,663 for nine months ended September 30, 2004. The decrease in gross profit for the nine months ended September 30, 2005 when compared to the same reporting period in the prior year is attributable to increased costs associated with the purchase of terminating minutes both in the aggregate and on a per unit basis.

For the three month period ended September 30, 2005, we incurred operating expenses in the amount of $131,470 compared to operating costs of $173,418 in the same three month period in the prior year. The decrease in operating expenses for the three months ended September 30, 2005 when compared to the same reporting period in the prior year is attributable to lower consulting fees and lower networking costs to transmit calls over other carriers’ networks. For the nine month period ended September 30, 2005, we incurred operating expenses in the amount of 645,768, compared to operating costs of $410,801 in the same nine month period in the prior year.  The increase in operating expenses for the nine months ended September 30, 2005 when compared to the same reporting period in the prior year is attributable to significantly higher consulting fees incurred during the first and second quarter of 2005.

For the three month period ended September 30, 2005, we had a net loss of $13,819.  We had a net loss of $165,057 for the three month period ended September 30, 2004.  For the nine month period ended September 30, 2005, we had a net loss of $404,528.  We had a net profit of $352,862 for the nine month period ended September 30, 2004.

Liquidity and Capital Resources

As of September 30, 2005, we had total current assets of $743,245 of which $241,267 consisted of cash on hand. Our total current liabilities as of September 30, 2005 were $535,603. We had a working capital of $207,642 as of September 30, 2005.

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

Off Balance Sheet Arrangements

As of September 30, 2005, there were no off balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our board of directors. Based upon that evaluation, our board of directors concluded that, as of September 30, 2005, our disclosure controls and procedures are not effective.

This conclusion was reached as a result of our failure to include certain financial information in the consolidated financial statements for the periods ended September 30, 2004, December 31, 2004, and March 31, 2005. We erred in failing to include in the consolidated financial statements for the periods set forth above financial information from the operations of our subsidiary, Teliphone, Inc. Teliphone, Inc. was incorporated in Canada on August 28, 2004. We erred by failing to account for the convertible debenture that was issued to Strathmere Associates International Limited for the principal sum of $100,000 on October 18, 2004 in the audited financial statements included in the annual report on Form 10-KSB for the year ended December 31, 2004 and the unaudited financial statements included in the quarterly report on Form 10-QSB for the period ended March 31, 2005. We also erred by failing to include in the consolidated financial statements certain disbursements from banking accounts maintained by 3894517 Canada Inc., an entity that became a wholly owned subsidiary of ours in July 2004.

On August 31, 2005, we dismissed our former independent public accounting firm, Madsen & Associates, CPA’s Inc., and engaged Schwartz Levitsky Feldman LLP ("Schwartz") as our new independent public accounting firm.

We restated our financial statements and amended our quarterly report on Form 10-QSB for the period ended September 30, 2004. We will restate our financial statements for the affected periods and amend our annual report on Form 10-KSB for the year ended December 31, 2004 and our quarterly report on Form 10-QSB for the period ended March 31, 2005. We will also take action to correct any errors, omissions, or misrepresentations brought to our attention by Schwartz.

Our board of directors are currently working towards implementing significant changes in our internal controls over financial reporting that are expected to materially affect such controls. Our board of directors is seeking to retain a consultant to recommend for implementation specific disclosure controls and procedures to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the three month period ended September 30, 2005.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Distribution Agreement with MSBR Communications, Inc. executed on March 1, 2005 [2]
10.2	Distribution Agreement with PODAR Enterprises executed on March 11, 2005 [2]
10.3	Term Sheet Entered into with NCTel Inc. [2]
10.4	Letter of Intent with 9151-4877 Quebec Inc. (doing business under the name Dialek or NCTel) [2]
10.5	Proposed Exchange of Shares of OSK Capital II and Teliphone, Inc. [2]
10.6	Agreement and Plan of Merger and Reorganization by and among Teliphone, Inc. and OSK Acquisition Corp. and OSK Capital II Corp. [2]
10.7	Carrier Services Agreement with XO Communications [2]
10.8	Distribution Agreement with Car-Tel Inc. executed on July 28, 2004 [2]
10.9	Wholesale Agreement with 9151-4877 Quebec Inc., also known as Dialek Telecom [2]
10.10	Share Exchange Agreement with 3874958 Canada Inc. on July 18, 2003 [1]
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
[1]	Previously filed as an exhibit to current report on Form 8-K filed on January 15, 2004
[2]	Previously filed as an exhibit to quarterly report on Form 10-QSB filed on September 22, 2005

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Corporation

Date:	November 22, 2005

By: /s/ Simon Lamarche Simon Lamarche Title: Chief Executive Officer, Chief Financial Officer & Director