Form 10KSB
period 2005-12-31
UNITED AMERICAN CORP
filed 2006-04-17
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 000-27621

United American Corporation
(Name of small business issuer in its charter)
Florida	95-4720231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1080 Beaver Hall, Suite 155, Montreal, Quebec, Canada	H2Z 1S8
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: 514-313-6010

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer’s revenue for its most recent fiscal year. $4,845,485

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$1,440,126 as of April 7, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 49,969,985 Common Shares as of April 6, 2006

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

 PART I
Item 1. Description of Business

Business Development

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

During the third quarter of 2005, we expanded our Long Distance VoIP termination services into Africa, expanding our current infrastructure to build a VoIP gateway in Gabon, Africa. Similar to our CaribbeanONE infrastructure located in Haiti, we are now able to offer wholesale termination services to global Tier1 and Tier 2 telecommunications companies to utilize our VoIP link between Montreal, Canada and Gabon in order to terminate their long distance calls. This gateway installation permits us to expand the number of voice channels that we have in operation in our global network and hence sell more long distance termination minutes to our existing and future customers.

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

Our management proposed to spin-off our majority-owned subsidiary, OSK. To complete the spin-off, we propose to distribute the 24,038,462 shares of OSK that we own on a pro rata basis to our shareholders. A record date for the proposed spin-off has not yet been set.

Industry Overview

One of the outgrowths from the rapid deployment of broadband connectivity in the United States and abroad has been the accelerated adoption of VoIP. VoIP is a technology that enables voice communications over the Internet through the conversion of voice signals into data packets. The data packets are transmitted over the Internet and converted back into voice signals before reaching their recipient. The Internet has always used packet-switched technology to transmit information between two communicating terminals. For example, packet switching allows a personal computer to download a page from a web server or to send an e-mail message to another computer. VoIP allows for the transmission of voice signals over these same packet switched networks and, in doing so, provides an alternative to traditional telephone networks.

VoIP technology presents several advantages over the technology used in traditional wireline telephone networks that enable VoIP providers to operate with lower capital expenditures and operating costs while offering both traditional and innovative service features. Traditional networks, which require that each user's telephone be connected to a central office circuit switch, are expensive to build and maintain. In contrast, VoIP networks route calls over the Internet using either softswitches or software, both of which are less expensive than circuit switches. In addition, traditional wireline networks use dedicated circuits that allot fixed bandwidth to a call throughout its duration, whether or not the full bandwidth is being used throughout the call to transmit voice signals. VoIP networks use bandwidth more efficiently, allocating it instead based on usage at any given moment. VoIP technology also presents the opportunity to offer customers attractive features that traditional telephone networks cannot easily support, such as online call management and self-provisioning (the ability for customers to change or add service features online).

Traditional telephone companies originally avoided the use of VoIP networks for transmitting voice signals due to the potential for data packets to be delayed or lost, preventing real-time transmission of the voice data and leading to poor sound quality. While a delay of several seconds in downloading a webpage or receiving an e-mail generally is acceptable to a user, a delay of more than a millisecond during a live, two-way voice conversation is not satisfactory. Original VoIP services, which were pioneered in the mid-1990s, were typically only PC-to-PC, requiring two personal computers to be in use at the same time. Early international calling card services, which allowed users to dial abroad for significantly discounted rates, also relied on a form of VoIP technology. These initial VoIP services often suffered from dropped calls, transmission delays and poor sound quality because of bandwidth limitations. As a result, VoIP initially developed a poor reputation for service quality relative to traditional fixed line telephone service. Subsequent increases in bandwidth, driven by increased broadband penetration, and improvements in packet switching, signaling, and compression technology have significantly enhanced the quality and reliability of VoIP calls.

Today, VoIP technology is used in the backbone of many traditional telephone networks, and VoIP services are offered to residential and business users by a wide array of service providers, including established telephone service providers. These VoIP providers include traditional local and long distance phone companies, established cable companies, Internet service providers and alternative voice communications providers.

While all of these companies provide residential VoIP communications services, each group provides those services over a different type of network, resulting in important differences in the characteristics and features of the VoIP communications services that they offer. Traditional wireline telephone companies offering VoIP services to consumers do so using their existing broadband DSL networks. Similarly, cable companies offering VoIP communications services use their existing cable broadband networks. Because these companies own and control the broadband network over which the VoIP traffic is carried between the customer and public switched telephone network, they have the advantage of controlling a substantial portion of the call path and therefore being better able to control call quality. In addition, many of these providers are able to offer their customers additional bandwidth dedicated solely to the customer's VoIP service, further enhancing call quality and preserving the customer's existing bandwidth for other uses. However, these companies typically have high capital expenditures and operating costs in connection with their networks. In addition, depending on the structure of their VoIP networks, the VoIP services provided by some of these companies can only be used from the location at which the broadband line they provide is connected.

Like traditional telephone companies and cable companies offering VoIP services, alternative voice communications providers also connect their VoIP traffic to the public switched telephone network so that their customers can make and receive calls to and from non-VoIP users. Unlike traditional telephone companies and cable companies, however, alternative voice communications providers do not own or operate a private broadband network. Instead, the VoIP services offered by these providers use the customer's existing broadband connection to carry call traffic from the customer to their VoIP networks. These companies do not control the "last mile" of the broadband connection, and, as a result, they have less control over call quality than traditional telephone or cable companies do. However, these companies have the operating advantage of low capital expenditure requirements and operating costs.

Internet service providers generally offer or have announced intentions to offer VoIP services principally on a PC-to-PC basis. These providers generally carry their VoIP traffic for the most part over the public Internet, with the result that VoIP services are often offered for free, but can only be used with other users of that provider's services. Many of these providers offer a premium service that allows customers to dial directly into a public switched telephone network. In addition, while no special adapters or gateways are required, often customers must use special handsets, headsets or embedded microphones through their computers, rather than traditional telephone handsets.

Reliance on Technology and Computer Systems

We rely on specialized telecommunications and computer technology to meet the needs of our consumers. We will need to continue to select, invest in and develop new and enhanced technology to remain competitive. Our future success will also depend on our operational and financial ability to develop information technology solutions that keep pace with evolving industry standards and changing client demands. Our business is highly dependent on our computer and telephone equipment and software systems, the temporary or permanent loss of which could materially and adversely affect our business.

Competition

The telecommunications industry is highly competitive, rapidly evolving and subject to constant technological change and to intense marketing by different providers of functionally similar services. Since there are few, if any, substantial barriers to entry, except in those markets that have not been subject to governmental deregulation, we expect that new competitors are likely to enter our markets. Most, if not all, of our competitors are significantly larger and have substantially greater market presence and longer operating history as well as greater financial, technical, operational, marketing, personnel and other resources than we do.

Our use of VoIP technology and our proprietary systems and products enables us to provide customers with competitive pricing for telecommunications services. Nonetheless, there can be no assurance that we will be able to successfully compete with major carriers in present and prospective markets. While there can be no assurances, we believe that by offering competitive pricing we will be able to compete in our present and prospective markets.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own, legally or beneficially, any patent or trademark.

Research and Development

We did incurred research and development expenditures of $103,006 in the fiscal year ended December 31, 2005 and $0 in the fiscal year ended December 31, 2004.

Existing and Probable Governmental Regulation

Overview of Regulatory Environment

Traditional telephone service historically has been subject to extensive federal and state regulation, while Internet services generally have been subject to less regulation. Because some elements of VoIP resemble the services provided by traditional telephone companies and others resemble the services provided by Internet service providers, the VoIP industry has not fit easily within the existing framework of telecommunications law and until recently has developed in an environment largely free from regulation.

The Federal Communications Commission, or FCC, the U.S. Congress and various regulatory bodies in the states and in foreign countries have begun to assert regulatory authority over VoIP providers and are continuing to evaluate how VoIP will be regulated in the future. In addition, while some of the existing regulation concerning VoIP is applicable to the entire industry, many rulings are limited to individual companies or categories of service. As a result, both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain.

Regulatory Classification of VoIP Services

On February 12, 2004, the FCC initiated a rulemaking proceeding concerning the provision of voice and other services and applications utilizing Internet Protocol technology. As part of this proceeding, the FCC is considering whether VoIP services like ours should be classified as information services or telecommunications services. We believe our service should be classified as an information service. If the FCC decides to classify VoIP services like ours as telecommunications services, we could become subject to rules and regulations that apply to providers of traditional telephony services. This could require us to restructure our service offering or raise the price of our service, or could otherwise significantly harm our business.

While the FCC has not reached a decision on the classification of VoIP services like ours, it has ruled on the classification of specific VoIP services offered by other VoIP providers. The FCC has drawn distinctions among different types of VoIP services, and has concluded that some VoIP services are telecommunications services while others are information services. The FCC's conclusions in those proceedings do not determine the classification of our service, but they likely will inform the FCC's decision regarding VoIP services like ours.

In Canada, the Canadian Radio-Television Commission (CRTC) is the regulating body who has set guidelines that our subsidiary, OSK, must meet. These guidelines center around 9-1-1 calling services and other services that are normally available to subscribers of traditional telephony services. OSK has met these requirements in its product offering.

An additional element of Canadian regulation is that the incumbent providers, Bell Canada (Central and Eastern Canada) and Telus (Western Canada), who in 2004 controlled over 98% of the Business and Residential phone lines, are not able to reduce their prices to meet the newly offered reduced price options of independent VoIP and Cable phone companies. This regulation permitted independents such as OSK to provide their VoIP phone service without fear of anti-competitive activity by the incumbents. The CRTC has recently ruled that they will permit the reduction of pricing by the incumbent carriers once a 25% market share has been attained by the upstart phone service providers. Effective March 2005, there is a penetration of 10% of phone services by up-start VoIP providers. OSK views its long term strategy outside of just residential phone service, through the availability of international phone numbers to global clients, thereby creating an international product offering, a strategy that is very different from the geographically limited incumbent carriers.

VoIP E-911 Matters

On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency services. The order set forth two primary requirements for providers of "interconnected VoIP services" such as ours, meaning VoIP services that can be used to send or receive calls to or from users on the public switched telephone network.

First, the order requires us to notify our customers of the differences between the emergency services available through us and those available through traditional telephony providers. We also must receive affirmative acknowledgment from all of our customers that they understand the nature of the emergency services available through our service.  Second, the order requires us to provide enhanced emergency dialing capabilities, or E-911, to all of our customers by November 28, 2005. Under the terms of the order, we are required to use the dedicated wireline E-911 network to transmit customers' 911 calls, callback number and customer-provided location information to the emergency authority serving the customer's specified location.

International Regulation

The regulation of VoIP services is evolving throughout the world. The introduction and proliferation of VoIP services have prompted many countries to reexamine their regulatory policies. Some countries do not regulate VoIP services, others have taken a light-handed approach to regulation, and still others regulate VoIP services the same as traditional telephony. In some countries, VoIP services are prohibited. Several countries have recently completed or are actively holding consultations on how to regulate VoIP providers and services. We primarily provide VoIP services internationally in Canada.

Canada

Classification and Regulation of VoIP Services.    The Telecommunications Act governs the regulation of providers of telecommunications services in Canada. We are considered a telecommunications service provider rather than a telecommunications common carrier. Telecommunications service providers are subject to less regulation than telecommunications common carriers, but do have to comply with various regulatory requirements depending on the nature of their business.

On May 12, 2005, the Canadian regulator, the CRTC, stated that VoIP services permitting users to make local calls over the public switched telephone network generally will be regulated by the same rules that apply to traditional local telephone services. Because we are not a telecommunications common carrier, we will not be subject to such regulation. Under the CRTC's decision, however, we are required to register as a local VoIP reseller in order to obtain access to certain services from other telecommunications providers.

The CRTC's May 12, 2005 decision provided that VoIP providers who are registered as local VoIP resellers will be able to obtain numbers and portability from Canadian local exchange carriers, but will not be able to obtain numbers directly from the Canadian Numbering Administrator or to have direct access to the local number portability database. The CRTC's decision also identified other obligations of VoIP providers, such as contributing to a national service fund, complying with consumer protection, data and privacy requirements and providing access for the disabled. The details of these requirements have been referred to industry groups for further study. Certain aspects of the decision are the subject of pending appeals by other Canadian VoIP providers. We do not know what requirements will ultimately be imposed nor the potential cost that compliance may entail. The CRTC found that it is technically feasible for VoIP providers to support special services for hearing-impaired customers.

Provision of 911 Services.    On April 4, 2005, the CRTC released a ruling requiring certain providers of VoIP services, like us, to provide interim access to emergency services at a level comparable to traditional basic 911 services by July 3, 2005 or such later date as the CRTC may approve on application by a service provider. Under the interim solution adopted by the regulator for the provision of VoIP 911 services, customers of local VoIP services who dial 911 will generally be routed to a call center, where agents answer the call, verbally determine the location of the caller, and transfer the call to the appropriate emergency services agency. VoIP service providers are also required to notify their customers about any limitations on their ability to provide 911 services in a manner to be determined.

Since July 2005, OSK has complied with these regulations by partnering with a PSAP (Primary Service Access Point) which serves to verify the customer location and forward the call to the respective Municipal 9-1-1 center for assistance. This service therefore permits OSK’s customers to have access to 9-1-1 services irrespective of their physical location, anywhere in the Continental US & Canada. This service is of significance as VoIP permits customers to utilize their phone anywhere a high-speed internet connection exists and can therefore be located outside of their local city when requiring 9-1-1 services.

Other Foreign Jurisdictions

Our operations in foreign countries must comply with applicable local laws in each country we serve. The communications carriers with which we associate in each country is licensed to handle international call traffic, and takes responsibility for all local law compliance. For that reason we do not believe that compliance with the laws of foreign jurisdictions will affect our operations or require us to incur any significant expense.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

We, together with our subsidiary entities, currently have 3 full-time employees. We retain consultants to assist in our operations as needed. Our employees are not represented by labor unions or collective bargaining agreements.

Item 2. Description of Property

Our principal place of business is located at 1080 Beaver Hall, Suite 155, Montreal, Quebec, Canada H2Z 1S8. We pay monthly rent for this property in the amount of $4,500.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “UAMA.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	0.155	0.102
June 30, 2005	0.112	0.05
September 30, 2005	0.075	0.043
December 31, 2005	0.07	0.04

Fiscal Year Ended December 31, 2004
Quarter Ended	High $	Low $
March 31, 2004	0.175	0.09
June 30, 2004	0.165	0.09
September 30, 2004	0.16	0.10
December 31, 2004	0.192	0.10

Holders of Our Common Stock

As of April 6, 2006, we had approximately thirty (30) holders of record of our common stock and several other stockholders hold shares in street name.

Dividends

We have not declared any dividends since our incorporation. There are no dividend restrictions that limit our ability to pay dividends on our common stock in the Articles of Incorporation or Bylaws. Chapter 607 of Title 36 of the Florida Statutes does provide limitations our ability to declare dividends. Section 607.06401 of Chapter 607 prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts when they became due in the usual course of business; or

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

Section 607.0623 of Chapter 607 allows the board of directors to issue shares of stock pro rata to our shareholders as a share dividend.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K during the reporting period.

During the fiscal year ended December 31, 2005, we issued 1,150,000 shares of restricted common stock to five consultants for services rendered. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2005.

Equity Compensation Plans as of December 31, 2005
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	-

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Results of Operations for the Years Ended December 31, 2005 and 2004

For the year ended December 31, 2005, we generated total revenue of $4,845,485, compared to revenue of $582,561 for the year ended December 31, 2004. Our revenue was generated by sales of retail domestic and international voice and data products and services using VoIP.  Our increase in revenue for the year ended December 31, 2005 when compared to the same reporting period in the prior year is primarily attributable to increases in sales of VoIP termination services in our CaribbeanONE network, along with the sales results of our subsidiary OSK Capital II Corp./Teliphone. $4,611,979 of our total revenue generated was attributable to sales of VoIP termination services utilizing our CaribbeanONE network. Sales of VoIP services in Canada through our subsidiary, Teliphone, Inc., accounted for $233,506 of our total revenue generated.

We incurred operating expenses in the amount of $1,726,296 for the year ended December 31, 2005, compared to $891,168 for the year ended December 31, 2004. The increase in our operating expenses is primarily attributable to expenditures for research and development in the reporting period and a significant increase in the payment of commissions and wages. We incurred research and development expenditures of $103,006 in the year ended December 31, 2005 and did not incur any research and development expenditures in the prior year. These research and development expenditures were incurred by our subsidiary, OSK, in connection with its efforts to continuously develop core call management and call routing technology, as well as the integration of cellular phone calling records into the current platform. We paid

$573,446 in commissions and wages for the year ended December 31, 2005, compared to commissions and wages of $17,006 for the year ended December 31, 2004.  We paid commissions based upon sales of VoIP termination services. As a result of a significant increase in the sales of VoIP termination services, our commission paid correspondingly increased.

Our net loss for the year ended December 31, 2005 was $1,442,255, compared to a net loss of $538,807 in the prior year.

Liquidity and Capital Resources

As of December 31, 2005, we had current assets of $288,538. Our current assets consisted of accounts receivable in the amount of $186,830, inventory of $51,652, and prepaid expenses and other current assets of $50,056. Our total current liabilities as of December 31, 2005 were $802,582. As a result, on December 31, 2005 we had working capital deficit of $514,044.

Operating activities used $447,266 in cash for the year ended December 31, 2005. Our net loss of $1,422,255 for the year ended December 31, 2005 was the primary component of our negative operating cash flow. Investing activities during the year ended December 31, 2005 used $107,423 for the acquisition of fixed assets. Cash flows provided by financing activities during the year ended December 31, 2005 primarily consisted of $52,122 for proceeds from loans payable and proceeds from convertible debentures in the amount of $331,760. We primarily relied on revenues and debt financing to fund our operations during the year ended December 31, 2005.  On August 11, 2005, we, through our subsidiary OSK Capital II Corp., entered into a 10% Convertible Debentures (the “Debenture”) with an accredited investor in the amount of $306,750. The Debenture had a maturity date of August 11, 2008. The debenture holder provided notice to us of his intent to exercise his conversion right and to convert the $306,750 previously advanced into shares of common stock of OSK Capital II Corp. On August 31, 2005, the debenture holder was issued 613,520 shares of OSK Capital II Corp. common stock at the price of $0.50 per shares to retire the debenture.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash in the year ended December 31, 2005 are as follows:

a.	Property acquisition costs,
b.	Increase in accounts payable attributable to increased sales, and
c.
We obtained financing from the issuance of loans and convertible debentures. Our management believes that additional issuance of stock and/or debt financing will be required to satisfy our projected expenditures in 2006.

As of the time of this Annual Report, our management believes that we have insufficient capital to support our operations at their current level over the next twelve months. The success of our business is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2006. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time.

Off Balance Sheet Arrangements

As of December 31, 2005, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying consolidated financial statements, we have incurred recurring losses of $1,422,255 and $538,807 for the years ended December 31, 2005 and 2004, and have a working capital deficiency of $514,044 as of December 31, 2005. We have recently emerged from the development stage and have just started generating revenues. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Management believes that our capital requirements will depend on many factors. These factors include the increase in sales through existing channels as well as our ability to continue to expand our distribution points and leveraging our technology into the commercial small business segments. Our strategic relationships with telecommunications interconnection companies, internet service providers and retail sales outlets has permitted us to achieve consistent monthly growth in acquisition of new customers.

In the near term, we will continue to pursue bridge financing, in addition to the approximately $100,000 we raised through convertible debentures in 2005 to assist us in meeting our current working capital needs. Our ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to us, if at all.

The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should we be unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, we translate income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. Our reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. We record these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2005 and 2004, we recorded approximately $112,350 and ($73,328) in transaction gains (losses) as a result of currency translation.

Revenue Recognition

When we emerged from the development stage following the acquisition of American United Corporation/ 3874958 Canada Inc. and after assuming ownership of 3894517 Canada Inc. as well as the establishment of Teliphone, Inc. we began to recognize revenue from our VoIP services when the services were rendered and collection was reasonably assured in accordance with SAB 101.

Our operating division, United American Telecom recognizes service revenues through the sale of VoIP long distance termination minutes. United American Telecom’s wholesale customers pay (typically in advance) to utilize our network to terminate their customer’s telephone calls.

With regards to our subsidiary OSK, OSK sells hardware devices in order for their customers to purchase OSK’s VoIP services. OSK typically sells the hardware device at a subsidized price (below cost) in order reduce the barrier to entry for the service by the customer, who then agrees to continue the service for a minimum of one year. The cost of the hardware is recovered through monthly service revenues. The price of the hardware is therefore determined on the sales incentive program that we decide to use for a particular segment.

The hardware device is “locked” in order to only enable it with our services. Therefore, after the service contract, if the client does not renew, the device becomes unusable by the client. In some cases, the early termination of service prior to the end of the service contract results in a penalty which permits the Company to recover any subsidized costs upon cancellation of contract.

If the device is in working order at the end of the service contract, and there is a need for demonstration units, we may credit the customer a nominal amount for returning the device to us.

In the second quarter of 2006, OSK likewise began to expand our services to the Wholesale segment. In these cases, we are able to offer our services over hardware that we have not sold to the end user. As a result, we will present segmented revenues for both hardware and services starting from our March 31, 2006 form 10-QSB.

With regards to revenue recognition of cancellation fees, our contracts with customers indicate that we have the right to charge a cancellation fee if the contract is broken prior to its term. In 2005, cancellation fees were minor and included in revenue upon cancellation of the related contract.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. We, determined based upon an independent valuation performed on our equipment acquired from American United Corporation that there was impairment of $1,750,875 based upon the fair value of the stock issued for the equipment. This amount is reflected as impairment in the 2003 financial statements.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next interim period after December 15, 2005.

Item 7. Financial Statements

Index to Consolidated Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheet as of December 31, 2005;
F-3	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2005 and December 31, 2004;
F-4	Consolidated Statement of Stockholders’ (Deficit) for the Years Ended December 31, 2005 and December 31, 2004;
F-5	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and December 31, 2004;
F-6	Notes to Consolidated Financial Statements;

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
United American Corporation
Montreal, Quebec CANADA

I have audited the accompanying consolidated balance sheet of United American Corporation (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. I was not engaged to perform an audit of the Company’s internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United American Corporation as of December 31, 2005, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 10, the Company has restated its consolidated financial statements for the year ended December 31, 2004.

/s/ MichaelPollack CPA
Cherry Hill, NJ
April 20, 2006

UNITED AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS

(IN US$)

Current Assets:
Cash and cash equivalents	$-
Accounts receivable, net	186,830
Inventory	51,652
Prepaid expenses and other current assets	50,056

Total Current Assets	288,538

Fixed assets, net of depreciation	640,101

TOTAL ASSETS	$928,639

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$16,905
Loan payable	77,701
Loan payable - related parties	-
Convertible debentures	90,961
Derivative liability	9,039
Accounts payable and accrued expenses	607,976

Total Current Liabilities	802,582

Total Liabilities	802,582

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 49,969,985 shares issued and outstanding	49,970
Additional paid-in capital	4,219,448
Accumulated deficit	(4,625,408)
Accumulated other comprehensive income (loss)	39,022
Noncontrolling interest	443,025

Total Stockholders' Equity (Deficit)	126,057

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$928,639

The accompanying notes are an integral part of the consolidated financial statements.

UNITED AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	IN US$
	2005	2004
		(Restated)
OPERATING REVENUES
Sales	$4,845,485	$582,561

COST OF SALES
Inventory, beginning of period	44,059	-
Purchases	4,648,302	268,488
Inventory, end of period	(51,652)	(44,059)
Total Cost of Sales	4,640,709	224,429

GROSS PROFIT	204,776	358,132

OPERATING EXPENSES
Selling and promotion	135,274	105,901
Research and development	103,006	-
Professional and consulting fees	642,902	541,130
Commissions and wages	573,446	17,006
Other general and administrative expenses	81,116	44,610
Depreciation, amortization and impairment	190,552	182,521
Total Operating Expenses	1,726,296	891,168

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,521,520)	(533,036)

OTHER INCOME (EXPENSE)
Interest expense	(12,000)	(5,771)
Total Other Income (Expense)	(12,000)	(5,771)

NET LOSS BEFORE PROVISION FOR INCOME TAXES
AND NONCONTROLLING INTEREST	(1,533,520)	(538,807)
Noncontrolling interest	111,265	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,422,255)	(538,807)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,422,255)	$(538,807)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	48,067,108	41,682,907

COMPREHENSIVE INCOME (LOSS)
Net loss	$(1,422,255)	$(538,807)
Other comprehensive income (loss)
Currency translation adjustments	112,350	(73,328)
Comprehensive income (loss)	$(1,309,905)	$(612,135)

The accompanying notes are an integral part of the consolidated financial statements.

UNITED AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

				IN US$
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehenisve	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total

Balance January 1, 2004	40,943,242	$40,943	$3,324,551	$(2,553,081)	$-	$-	$812,413

Shares issued for services	3,176,743	3,177	426,997	-	-	-	430,174

Net loss for the year ended December 31, 2004,
as previously reported	-	-	-	(398,593)	-	-	(398,593)

Prior period adjustment, see Note 10	-	-	-	(140,214)	(73,328)	-	(213,542)

Net loss for the year ended December 31, 2004,
as restated	-	-	-	(538,807)	(73,328)	-	(612,135)

Balance December 31, 2004	44,119,985	44,120	3,751,548	(3,091,888)	(73,328)	-	630,452

Shares issued for services	5,850,000	5,850	467,900	-	-	-	473,750

Allocation of paid in capital of OSK	-	-	-	-	-	331,760	331,760

Net loss for the year ended December 31, 2005	-	-	-	(1,533,520)	112,350	111,265	(1,309,905)

	49,969,985	$49,970	$4,219,448	$(4,625,408)	$39,022	$443,025	$126,057

The accompanying notes are an integral part of the consolidated financial statements.

UNITED AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	IN US$
	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,422,255)	$(538,807)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and impairment	190,552	182,521
Shares issued for services	473,750	430,174

Changes in assets and liabilities
(Increase) in accounts receivable	(134,086)	(52,744)
(Increase) in inventory	(7,593)	(44,059)
(Increase) in prepaid expenses and other current assets	(49,236)	(820)
Increase in accounts payable and
and accrued expenses	501,602	44,662
Total adjustments	974,989	559,734

Net cash provided by (used in) operating activities	(447,266)	20,927

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(107,423)	(31,626)

Net cash (used in) investing activities	(107,423)	(31,626)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	16,905	-
Proceeds from loan payable	52,122	25,579
Proceeds from loan payable - related parties	(42,702)	42,702
Proceeds from convertible debentures	331,760	100,000

Net cash provided by financing activities	358,085	168,281

Effect of foreign currency	112,350	(73,328)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(84,254)	84,254

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	84,254	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$-	$84,254

CASH PAID DURING THE YEAR FOR:
Interest expense	$12,000	$4,249

The accompanying notes are an integral part of the consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

United American Corporation (the “Company”) was incorporated under the laws of the State of Florida on July 17, 1992 under the name American Financial Seminares, Inc. with authorized common stock of 1,000 shares at $1.00 par value. Since its inception the Company has made several name changes and increased the authorized common stock to 50,000,000 shares with a par value of $.001. On February 5, 2004, the name was changed to United American Corporation.

The Company was first organized for the purpose of marketing a software license known as “Gnotella”, however, in late 2001 this activity was abandoned.

On July 18, 2003, the Company entered into a share exchange agreement with 3874958 Canada Inc. (a Canadian corporation and an affiliate of the Company by common officers) to transfer 26,250,000 shares of its common stock for 100 shares of American United Corporation (a Delaware corporation and wholly owned subsidiary of 3874958 Canada Inc.) which represented 100% of the outstanding shares of American United Corporation. The Company in this transaction acquired internet telecommunications equipment valued at $874,125. These assets did not go into service until 2004. The 26,250,000 shares of the Company were issued into an escrow account on October 6, 2003, the effective date of the transaction. Later, American United Corporation was dissolved. The equipment value was based on an independent valuation. The shares issued were to 3874958 Canada Inc., whose sole owner at the time, was the President and CEO of the Company. This transaction did not constitute a reverse merger even though the Company issued in excess of 50% of its then current issued and outstanding shares.

In January 2004, the Company took ownership of all 100 shares issued and outstanding of 3894517 Canada, Inc. (a Canadian corporation), whose 100% owner was at the time President and CEO of the Company. At this time, 3894517 Canada, Inc. became the operating unit of the Company for the services they were providing utilizing the equipment acquired in 2003 from American United Corporation. There was no consideration paid for these 100 shares.

On August 27, 2004, the Company entered the telecommunications business by the creation of United American Telecom, a division focused on terminating call traffic in the Caribbean, and by the creation of Teliphone, a division focused on providing Voice-over-Internet -Protocol (VoIP) calling services to residential and business customers.

Teliphone, Inc. was founded in order to develop a VoIP network which enables users to connect an electronic device to their internet connection at the home or office which permits them to make telephone calls to any destination phone number anywhere in the world. VoIP is currently growing in scale significantly in North America. Industry experts predict the VoIP offering to be one of the fastest growing sectors from now until 2009. This innovative new approach to telecommunications has the benefit of drastically reducing the cost of making these calls as the distances are covered over the Internet instead of over dedicated lines such as traditional telephony.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 1-      ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Teliphone has grown primarily in the Province of Quebec, Canada through the sale of its product offering in retail stores and over the internet. During this time, Teliphone also expanded its network in order to offer services outside of the Province of Quebec, mainly in the Province of Ontario and the State of New York.

In March 2005, Teliphone Inc. issued 4 shares of stock to management. After this transaction, the Company owned 96% of Teliphone, Inc. Subsequently, on April 28, 2005, the Company entered into a merger and reorganization agreement with OSK Capital II Corp., a Nevada corporation, where OSK Capital II Corp. became a majority owned subsidiary of the Company, and Teliphone, Inc. became a wholly owned subsidiary of OSK Capital II Corp. The Company owns a majority interest in OSK Capital II Corp. The noncontrolling interest is reflected in the consolidated financial statements.

As discussed in Note 10 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2003.

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $1,422,255 and $538,807 for the years ended December 31, 2005 and 2004, and has a working capital deficiency of $514,044 as of December 31, 2005. The Company has recently emerged from the development stage and has just started generating revenues. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management believes that the Company’s capital requirements will depend on many factors. These factors include the increase in sales through existing channels as well as the Company’s ability to continue to expand its distribution points and leveraging its technology into the commercial small business segments. The Company’s strategic relationships with telecommunications interconnection companies, internet service providers and retail sales outlets has permitted the Company to achieve consistent monthly growth in acquisition of new customers.

In the near term, the Company will continue to pursue bridge financing, in addition to the approximately $100,000 it raised through convertible debentures in 2005 to assist them in meeting their current working capital needs. The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 1-    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All noncontrolling interests are reflected in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No, 130, “Reporting Comprehensive Income,” (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Inventory

Inventory is valued at the lower of cost or market determined on a first-in-first-out basis. Inventory consisted only of finished goods.

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the convertible debentures, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2005 and 2004, the Company recorded approximately $112,350 and ($73,328) in transaction gains (losses) as a result of currency translation.

Research and Development

The Company annually incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

When the Company emerged from the development stage with the acquisition of American United Corporation/ 3874958 Canada Inc. and after assuming ownership of 3894517 Canada Inc. as well as the establishment of Teliphone, Inc. they began to recognize revenue from their VoIP services when the services were rendered and collection was reasonably assured in accordance with SAB 101.

The Company also sells hardware components. These components are recognized upon delivery to the subscriber.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has not recorded an allowance for doubtful accounts at December 31, 2005.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Valuation Method.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended December 31, 2005 and 2004 are included in general and administrative expenses in the consolidated statements of operations.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; automobiles - 3 years, computer and internet telecommunication equipment - 5 years, and furniture and fixtures - 5 years.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2-            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. The Company, determined based upon an independent valuation performed on its equipment acquired from American United Corporation that their was impairment of $1,750,875 based upon the fair value of the stock issued for the equipment. This amount is reflected as impairment in the 2003 financial statements.

(Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (Loss) Per Share of Common Stock (Continued)

 The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2004	December 31, 2003
Net loss	$(1,422,255)	$(538,807)
Weighted-average common shares
Outstanding (Basic)	48,067,108	41,682,907

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	48,067,108	41,682,907

Stock-Based Compensation

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees and common stock issuances are less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. Commencing with the creation of Teliphone, Inc. the Company began operating in two segments, and two geographical locations.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next interim period after December 15, 2005.

NOTE 3-     FIXED ASSETS

Fixed assets as of December 31, 2005 were as follows:
	Estimated Useful
	Lives (Years)

Computer equipment	5	$1,013,174

Less: accumulated depreciation		(373,073)
Property and equipment, net		$640,101

There was $190,552 and $182,521 charged to operations for depreciation expense for the years ended December 31, 2005 and 2004, respectively.

The Company acquired telecommunications equipment in its acquisition of American United Corporation valued at $874,125, net of impairment of $1,750,875 in the issuance of the 26,250,000 shares of common stock. This equipment however, was not placed into service until 2004, therefore no depreciation was recorded for those assets in 2003.

The Company also transferred $104,500 of equipment to its subsidiary Teliphone, Inc. on December 31, 2004.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 4-    LOANS PAYABLE

The Company beginning in 2004 entered into unsecured loans payable with non-related parties. There was $77,701 outstanding as of December 31, 2005.

NOTE 5-    RELATED PARTY LOANS

Beginning in 2004, the Company’s subsidiary entered into non-interest bearing loans with OSK Capital II Corp, a company with common officers and directors. There were no amounts outstanding as of December 31, 2005.

Additionally, the Company had loans with various directors that were non-interest bearing. There were no amounts outstanding as of December 31, 2005.

NOTE 6-    CONVERTIBLE DEBENTURES

On October 18, 2004, the Company entered into 12% Convertible Debentures (the “Debentures”) with Strathmere Associates International Limited in the amount of $100,000. The Debentures have a maturity date of October 31, 2006, and incur interest at a rate of 12% per annum, payable every six months.

The Debentures can either be paid to the holders on October 31, 2006 or converted at the holders’ option any time up to maturity at a conversion price equal of $.20 per share. The convertible debentures met the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. The Company has separated the embedded derivative from the hybrid instrument based on an independent valuation of $43,537 based on 500,000 shares ($100,000 at a $.20 exercise price).

For disclosure purposes, the fair value of the derivative is estimated on the date of issuance of the debenture (October 18, 2004) using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004; no annual dividends, volatility of 125%, risk-free interest rate of 3.28%, and expected life of 2 years. For disclosure purposes as of December 31, 2004 the derivative call option was valued at a fair value of $.087. As of March 31, 2005 the call option was valued at $.057.
As of June 30, 2005 the call option was valued at $.024. As of September 30, 2005 and December 31, 2005 the call option was valued at $.018.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 6-        CONVERTIBLE DEBENTURES(CONTINUED)

The stock price as of December 31, 2004 was approximately $.15 per share, as of March 31, 2005 was approximately $.11, as of June 30, 2005 was approximately $.06, and as of September 30, 2005 and December 31, 2005 was $.05, therefore there was a decrease of $34,498 for the nine months and year ended December 31, 2005 and $0 for the three months ended December 31, 2005 in the derivative liability as of December 31, 2005.

The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133. Interest for the year ended December 31, 2004 was approximately $2,419 and was accrued at December 31, 2004.

Interest expense for the year ended December 31, 2005 and 2004 was $12,000 and $2,419, respectively. At December 31, 2005, there was $2,419 of interest accrued.

NOTE 7-     COMMITMENTS

On October 12, 2004, the Company entered into a carrier agreement with XO Communications, Inc. This carrier agreement provides the Company with the ability to purchase telephone numbers in any of thirty-seven major metropolitan markets in the United States. As a result, services can be provided to consumers in any of these markets with each consumer being assigned a telephone number with a local area code. Prior to this agreement, we were only able to provide phone numbers with Canadian area codes.

Additionally, the Company in 2004 and 2005 entered into various agreements with wireless Internet access providers, to provide VoIP services to the Company’s customers. On November 3, 2004, the Company also entered into a telecommunications agreement with Kore Wireless Canada, Inc., a supplier of global systems for mobile communications.

On March 1, 2005, the Company entered into a distribution agreement with MSBR Communication Inc. for the purpose of accessing the retail consumer portion of the Company’s target market through retail and Internet-based sales. The territory for this distribution is the Province of Quebec in Canada exclusive of Sherbrooke, Quebec. This is a renewable two-year agreement.

On March 11, 2005, the Company entered into a marketing and distribution rights with Podar Infotech Ltd. The five-year renewable agreement grants Podar the exclusive marketing and distribution rights for the Company’s products and services for India, China, Sri Lanka, Russia and UAE for which the Company will receive contractually agreed payments.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 8-        STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2005, the Company has 50,000,000 shares of common stock authorized with a par value of $.001.

The Company has 49,969,985 shares issued and outstanding as of December 31, 2005.

During the year ended December 31, 2005, the Company issued 1,400,000 for services at $.10 per share and 4,450,000 at $.075 per share for a value of $473,750.

The Company had 44,119,985 shares issued and outstanding as of December 31, 2004.

During 2004, the Company issued 926,743 for services at a fair market value of $.10 or $92,674; and 2,250,000 shares of common stock for services at a fair market value of $.15 per share or $337,500.

The Company has not issued any options or warrants.

NOTE 9-      PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2005 and 2004, deferred tax assets consist of the following:

	2005	2004
Net operating losses	$1,543,738	$1,051,242

Valuation allowance	(1,543,738)	(1,051,242)

	$ -	$ -

At December 31, 2005, the Company had a net operating loss carryforward in the approximate amount of $4,625,408, available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 9-     PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2005 and 2004 is summarized as follows:

	2005	2004
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 10-     RESTATED FINANCIAL STATEMENTS

The Company has restated its previously issued consolidated financial statements for the year ended December 31, 2004 to include:

•	The results of operations for its subsidiary Teliphone, Inc. which had been previously excluded;
•	The accounting for the convertible debenture that was issued to Strathmere Associates International Limited for the principal sum of $100,000 on October 18, 2004;
•	The results of certain disbursements from banking accounts maintained by 3894517 Canada Inc; and
•
To properly reflect the acquisition of the $2,625,000 of equipment acquired for 26,250,000 shares previously recorded in 2004 in 2003 and related depreciation in 2004, as well as the $1,750,875 that was recorded as impairment in 2003 in accumulated deficit.

The net effect of these changes resulted in an increase in the net loss and accumulated deficit of $140,214 to bring the restated loss to $538,807 and the restated accumulated deficit to $3,091,888 as of and for the year ended December 31, 2004.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 11-     SEGMENT INFORMATION

The Company’s reportable operating segments include wholesale VoIP services which is the physical buying of minutes (3894517 Canada Inc.), and the VoIP connection services (Teliphone, Inc.). The Company also has corporate overhead expenses. The wholesale services are essentially provided in the Caribbean, and the connection services are provided in North America. The segment data presented below details the allocation of cost of revenues and direct operating expenses to these segments.

Operating segment data for the year ended December 31, 2005 are as follows:

		Wholesale	Connection
	Corporate	Services	Services	Total
Sales	$ -	$4,611,979	$233,506	$4,845,485
Cost of sales	-	4,163,319	477,390	4,640,709
Gross profit (loss)	-	448,660	(243,884)	204,776
Operating expenses	543,682	658,359	333,703	1,535,744
Depreciation, amortization and impairment	148,700	10,023	31,829	190,552
Interest (net)	(12,000)	(0)	(0)	(12,000)
Net income (loss)	(704,382)	(219,722)	(609,416)	(1,533,520)
Segment assets	446,100	180,858	301,681	928,639
Fixed Assets, net of depreciation	446,100	38,871	155,130	640,101

Operating segment data for the year ended December 31, 2004 are as follows:

		Wholesale	Connection
	Corporate	Services	Services	Total
Sales	$ -	$543,015	$39,546	$582,561
Cost of sales	-	89,278	135,151	224,429
Gross profit (loss)	-	453,737	(95,605)	358,132
Operating expenses	436,265	135,930	136,452	708,647
Depreciation, amortization and impairment	174,825	3,486	4,210	182,521
Interest (net)	(2,419)	(1,819)	(1,533)	(5,771)
Net income (loss)	(613,509)	312,502	(237,800)	(538,807)
Segment assets	594,800	116,113	194,194	905,107
Fixed Assets, net of depreciation	594,800	20,264	108,166	723,230

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 31, 2005, we dismissed Madsen & Associates, CPA’s Inc. (the "Madsen & Associates") as our principal accountant. We engaged Schwartz Levitsky Feldman LLP ("Schwartz") as our principal accountants effective August 31, 2005. The decision to change accountants was approved by our board of directors.  We did not consult with Schwartz on any matters prior to retaining such firm as our principal accountants.

Madsen & Associates’ report dated April 27, 2005 on our balance sheet as of December 31, 2004, and the statement of operations, statement of changes in stockholders' equity, and statement of cash flows for the years ended December 31, 2004 and 2003, and for the cumulative period from inception, July 17, 1992, to December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audited balance sheet as of December 31, 2004, and the statement of operations, statement of changes in stockholders' equity, and statement of cash flows for the years ended December 31, 2004 and 2003, and for the cumulative period from inception, July 17, 1992, to December 31, 2004, to December 31, 2003, there were no disagreements with Madsen & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Madsen & Associates would have caused them to make reference thereto in their report on the financial statements for such periods.

In connection with the audited balance sheet as of December 31, 2004, and the statement of operations, statement of changes in stockholders' equity, and statement of cash flows for the years ended December 31, 2004 and 2003, and for the cumulative period from inception, July 17, 1992, to December 31, 2004, to December 31, 2003, and the subsequent reviews of interim periods through August 31, 2005, Madsen & Associates did not advise us with respect to any of the matters described in paragraphs (a)(1)(iv)(B) of Item 304 of Regulation S-B.

On February 6, 2006, Schwartz Levitsky Feldman LLP (the “Schwartz”) resigned as our principal accountant. We engaged Michael Pollack, CPA as our principal accountant effective February 7, 2006. The decision to change accountants was approved by our board of directors. We did not consult with Michael Pollack, CPA on any matters prior to retaining such firm as our principal accountants.

Schwartz did not report on the financial statements for either of the past two years, but did review our financial statements included in our amended quarterly report for the period ended September 30, 2004 and the quarterly reports for the periods ended June 30, 2005 and September 30, 2005.

From the time that Schwartz was engaged on August 31, 2005 and through the interim period ended February 6, 2006, Schwartz did not advise us with respect to any of the matters described in paragraphs (a)(1)(iv)(B) of Item 304 of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Simon Lamarche. We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our board of directors. Based upon that evaluation, our board of directors concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective.

This conclusion was reached as a result of our failure to include certain financial information in the consolidated financial statements for the years ended December 31, 2003 and December 31, 2004, and the quarterly periods ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005, and September 30, 2005. We are restating our financial statements and amending our quarterly and annual reports for the affected periods. We will also take action to correct any errors, omissions, or misrepresentations brought to our attention by our new principal accountant, Michael Pollack, CPA.

Our board of directors is currently working towards implementing significant changes in our internal controls over financial reporting that are expected to materially affect such controls.
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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions with the Company.

Name	Age	Position(s) and Office(s) Held
Simon Lamarche	52	Chief Executive Officer, Chief Financial Officer, and Director
George Metrakos	35	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Simon Lamarche. On November 8, 2005, Mr. Larmache was appointed as our Chief Executive Officer, Chief Financial Officer and as a member of our board of directors. Since June 2004, Mr. Lamarche has acted as an independent consultant with our subsidiary, Teliphone, Inc.  From January 2004 to June of 2004, Mr. Lamarche was Director of Sales of MicroQuest, a company specializing in retail and business sales and integration of computers and networking equipment.  From January 2002 to the end of 2003, Mr. Lamarche was President of Vectoria Informatiques Telecommunications Inc., a company specializing in advanced, internet-based telecommunications and specialized computer networking within business and residential applications.  Prior to 2002, Mr. Lamarche was Director of Sales at Jitec Corporation, a company specializing in software development, computer networking and retail sales.

George Metrakos. Mr. Metrakos was appointed to our board of directors on September 6, 2005. Mr. Metrakos holds a Bachelor’s of Engineering from Concordia University located in Montreal, Canada and a Master’s of Business Administration from The John Molson School of Business at Concordia University. Mr. Metrakos has worked with such organizations as Philips B.V. located in the Netherlands, The Dow Chemical Company, and Hydro Quebec. Mr. Metrakos was appointed as President and Chief Executive Officer of Teliphone, Inc. in September 2004. Teliphone, Inc. was formed as a subsidiary of the Company in September 2004. Mr. Metrakos was appointed as President, Chief Executive Officer and a member of the board of directors of OSK Capital II Corp. in June 2005. OSK Capital II Corp. is currently a subsidiary of the Company and the parent corporation of Teliphone, Inc.

The following information sets forth the names of former directors and executive officers who provided services to us in this capacity during the year ended December 31, 2005, their ages and period of service with the Company.

Name	Age	Position(s) and Office(s) Previously Held	Period of Service
Gilles Poliquin	45	Director	September 6, 2005 - November 8, 2005
Benoit Laliberté	34	Chief Executive Officer, Chief Financial Officer, and Director	July 22, 2003 - November 8, 2005

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as disclosed below, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending December 31, 2003, the board of directors:

1.	Reviewed and discussed the restated audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2005 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2005, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2005:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Simon Lamarche Chief Executive Officer, Chief Financial Officer & Director	1	0	0
George Metrakos Director	1	0	0
Benoit Laliberté Former Chief Executive Officer, Chief Financial Officer & Director	0	0	0
Giles Poliquin Former Director	1	0	0

Code of Ethics Disclosure

Subsequent to the reporting period, we adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is filed as an exhibit to this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Benoit Laliberté	Former CEO, CFO & Director	2005 2004 2003	0 0 0	0 0 0	275,300 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Simon Lamarche	CEO, CFO & Director	2005 2004 2003	42,000 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a

1 $32,500 was received as compensation in connection with services rendered to a subsidiary entity.

 Summary of Options Grants and Compensation to Directors

We did not grant any stock options to our executive officers or directors during the fiscal year ended December 31, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 6, 2006, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 49,969,985 shares of common stock issued and outstanding on April 6, 2006.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Simon Lamarche 1080 Beaver Hall, Suite 155 Montreal, Quebec, Canada H2Z 1S8	0 shares	0%
Common	George Metrakos 1080 Beaver Hall, Suite 155 Montreal, Quebec, Canada H2Z 1S8	150,000 shares (2)	0.3%
Total of All Directors and Executive Officers:		150,000 shares	0.3%
More Than 5% Beneficial Owners:
Common	Benoit Laliberté 220 de la Coulee Mont-Saint-Hilaire, Quebec, Canada J3H 5Z6	26,250,000 shares (3)	52.5%

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2)	Mr. Metrakos is the indirect beneficial owner of 150,000 shares held by Metratech Business Solutions Inc.
(3)	Mr. Laliberté is the indirect beneficial owner of 26,250,000 shares held by 3874958 Canada Inc.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

On October 6, 2003, we issued 26,250,000 shares of our common stock to 3874958 Canada, Inc. in exchange for the acquisition of all of the issued and outstanding shares of American United Corporation. Benoit Laliberté, our CEO, CFO, and Director at the time, was also the sole officer, director, and shareholder of American United

Corporation. Mr. Laliberté is the beneficial owner of the 26,250,000 shares of our common stock issued to 3874958 Canada, Inc. in the transaction described above.

Item 13. Exhibits

Exhibit Number	Description
14.1	Code of Ethics
16.1	Letter from Schwartz Levitsky Feldman LLP [1]
16.2	Letter from Madsen & Associates, CPA’s Inc. [2]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Previously attached as an exhibit to Amended Current Report on Form 8-K/A filed on February 27, 2006
[2]	Previously attached as an exhibit to Amended Current Report on Form 8-K/A filed on September 27, 2006

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 were approximately $28,000 and $23,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2005 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Corporation

By:          /s/ Simon Lamarche
_________________________
Simon Lamarche
Chief Executive Officer and Chief Financial Officer
April 17, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:          /s/ Simon Lamarche   By:      /s/ George Metrakos
_________________________  _________________________
Simon Lamarche                    George Metrakos
Director                   Director
April 17, 2006                 April 17, 2006