Form 10KSB/A
period 2003-12-31
UNITED AMERICAN CORP
filed 2006-05-05
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Explanatory Note

In our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on May 18, 2004, we erred by failing to properly account for shares of common stock issued between July 1, 2003 and December 31, 2003 when compiling the Statement of Stockholder’s Deficiency for the year ended December 31, 2003 and the Consolidated Balance Sheet as of December 31, 2003. Consequently, the Consolidated Balance Sheet as of December 31, 2003 was inaccurate as a result of this error.

In this Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2003, we are restating the financial statements for the reporting period to provide the financial information set forth above which was previously omitted.

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

At this stage of our business plan, we were successfully able to provide businesses and individuals with the ability to utilize our VoIP network to transmit communications through the use of a mobile and landline phone that connects to the Internet. Our ability to grow beyond the Montreal, Quebec geographical area was inhibited at this point because we were only were able to provide our consumers with telephone numbers that contained Canadian area codes. Consumers generally desire area codes for the telephone numbers they are assigned which are consistent with the geographical area where they primarily conduct business or reside.

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

Our management proposed to spin-off our majority-owned subsidiary, OSK. To complete the spin-off, we propose to distribute the 24,038,462 shares of OSK that we own on a pro rata basis to our shareholders. A record date to present the proposed spin-off to our shareholders has not yet been set.

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

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2003 or 2002.

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

Item 2. Description of Property

Our principal place of business is located at 1080 Beaver Hall, Suite 1555, Montreal, Quebec, Canada H2Z 1S8. We pay monthly rent for this property in the amount of $4,500.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

On October 6, 2003, a majority of the shareholders, by written consent, approved a change in the name of the Company to American United Corporation. The total number of shares of common stock outstanding at the record date was 40,658,242 shares. The number of votes that consented to the name change was 26,250,000 shares or 64.56% of the total shares eligible to vote.

Subsequently in February 2004, the majority of the shareholders voted by written consent to change our name to United American Corporation. The total number of shares of common stock outstanding at the record date was 40,658,242 shares. The number of votes that consented to the name change was 26,250,000 shares or 64.56% of the total shares eligible to vote.

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

The following table sets forth the range of high and low bid quotations for our common stock for each quarterly period during the fiscal years ended December 31, 2003 and 2002 as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2003
Quarter Ended	High $	Low $
March 31, 2003	0.03	0.13
June 30, 2003	0.04	0.15
September 30, 2003	0.26	0.09
December 31, 2003	0.22	0.12

Fiscal Year Ended December 31, 2002
Quarter Ended	High $	Low $
March 31, 2004	0.48	0.06
June 30, 2004	0.33	0.06
September 30, 2004	0.11	0.03
December 31, 2004	0.07	0.02

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

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the year ended December 31, 2003 which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2003.

Equity Compensation Plans as of December 31, 2003
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	55,174
Total	0	0	55,174

Item 6. Plan of Operation

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

Plan of Operation

Since our inception, we sought out various business opportunities, none of which have been successful over a sustained period of time. During the year ended December 31, 2003, we continued to explore opportunities to acquire products or businesses that the have the potential for profit. Our plan of operation was to identify and evaluate other businesses and technology opportunities and make arrangements to acquire one that is consistent with our expertise and income needs.

On July 18, 2003, we entered into a share exchange agreement with 3874958 Canada Inc. whereby we agreed to transfer to 3874958 Canada Inc. 26,250,000 common shares of our common stock in exchange for the transfer of 100 shares of American United Corporation, a Delaware corporation (“AUC”). The 100 shares of AUC represent all of the issued and outstanding shares of the company. The agreement was contingent on the parties’ due diligence and completion of several conditions prior to sale. On October 6, 2003, these conditions were satisfied and the sale was consummated. Following the consummation of this sale, AUC became a wholly-owned subsidiary of our company. AUC was later dissolved, but we continued to pursue its business plan.

AUC began its operations in 2002 as a holding company focused on the acquisition of network-centric technology and telecommunication companies. Given the rapid changes in the telecommunications marketplace, and the strong need for a competitive edge, they revised their business plan and set out on a new course in 2003 to provide Voice over Internet Protocol (VoIP) solutions.

Results of Operations for the Years Ended December 31, 2003 and 2002

We did not earn any revenue for the fiscal year ended December 31, 2003 or since our inception on July 17, 1992. On October 6, 2003, we acquired American United Corporation, a Delaware corporation (“AUC”). Following the acquisition of AUC, we revised our business plan and implemented the business plan of AUC. AUC began its operations in 2002 as a holding company focused on the acquisition of network-centric technology and telecommunication companies. Given the rapid changes in the telecommunications marketplace, and the strong need for a competitive edge, AUC revised their business plan and set out on a new course in 2003 to provide Voice over Internet Protocol (VoIP) solutions. We initially generated revenue in the first quarter of 2004 from our operations.

We incurred total expenses of $1,871,022 for the fiscal year ended December 31, 2003, compared to expenses of $536,200 in the previous fiscal year. Our expenses for the fiscal year ended December 31, 2003 consisted of general and administrative expenses of $21,164, depreciation, amortization, and impairment of $1,750,875, and professional and consulting fees of $61,500. Following an independent valuation of the equipment we acquired from AUC, we recorded an impairment of $1,750,875. Our expenses for the fiscal year ended December 31, 2002 consisted of administrative expenses in the amount of $66,681 and payments to consultants and salaries in the amount of $469,519.

Our net loss for the fiscal year ended December 31, 2003 was $1,245,058, compared to a net loss of $567,322 in the previous fiscal year. Our net loss is entirely attributable to our expenses.

Liquidity and Capital Resources

At December 31, 2003, we had no current assets and current liabilities of $61,712. As a result, we had a working capital deficit of $61,712 as of December 31, 2003.

Accordingly, we had insufficient working capital to pursue our plan of operations.

We previously had not attained profitable operations and were dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we would be able to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2003, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying restated financial statements, we have incurred recurring losses of $1,245,058 and $567,322 for the years ended December 31, 2003 and 2002, and have a working capital deficiency of $61,712 as of December 31, 2003. As of December 31, 2003, we were in the development stage and had not started to generate revenues. There was no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

The restated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should we be unable to continue as a going concern.

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

Revenue Recognition

We did not recognize any revenue for the years ended December 31, 2003 and 2002.

In 2004, when we emerged from the development stage with the acquisition of American United Corporation/ 3874958 Canada Inc. and after assuming ownership of 3894517 Canada Inc. as well as the establishment of Teliphone, Inc., we began to recognize revenue from their VoIP services when the services were rendered and collection was reasonably assured in accordance with SAB 101.

We also sell hardware components. These components are recognized upon delivery to the subscriber.

Inventory

Inventory is valued at the lower of cost or market determined on a first-in-first-out basis. Inventory consisted only of finished goods.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. We, determined based upon an independent valuation performed on our equipment acquired from American United Corporation that there was impairment of $1,750,875 based upon the fair value of the stock issued for the equipment. This amount is reflected as impairment in the 2003 restated financial statements.

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

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm - 2003;
F-2	Report of Independent Registered Public Accounting Firm - 2002;
F-3	Balance Sheet as of December 31, 2003 (Restated);
F-4	Statements of Operations - Years Ended December 31, 2003 (Restated) and 2002 with Cumulative Totals Since July 17, 1992 (Inception);
F-5	Statement of Changes in Stockholders’ (Deficit) for the Periods from July 17, 1992 (Inception) through December 31, 2003 (Restated);
F-6	Statements of Cash Flows for the Years Ended December 31, 2003 (Restated) and 2002 with Cumulative Totals Since July 17, 1992 (Inception);
F-7	Notes to Financial Statements;

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
United American Corporation
Montreal, Quebec CANADA

I have audited the accompanying balance sheet of United American Corporation (the “Company”), a development stage company, as of December 31, 2003 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years ended December 31, 2003 with cumulative totals since the Company’s inception, July 17, 1992. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. I was not engaged to perform an audit of the Company’s internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United American Corporation as of December 31, 2003, and the results of its statements of operations, changes in stockholders’ (deficit), and cash flows for the year ended December 31, 2003, with cumulative totals since the Company’s inception, July 17, 1992 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 11, the Company has restated its financial statements for the year ended December 31, 2003.

/s/ Michael Pollack CPA
Cherry Hill, NJ
March 20, 2006

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Studio Bromont, Inc.
Las Vegas, NV

We have audited the accompanying balance sheet of Studio Bromont Inc. (development stage company) at December 31, 2002, and the statement of operations, stockholders’ equity, and cash flows for the years ended December 31, 2002 and 2001 and the period July 17, 1992 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Studio Bromont, Inc. at December 31, 2002 and the results of operations, and cash flows for the years ended December 31, 2002 and 2001 for the period July 17, 1992 (date of inception to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described as Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah	/s/ Sellers & Andersen LLC
May 21, 2003	Sellers and Andersen LLC

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2003

ASSETS
Restated
(IN US$)

Current Assets:
Cash and cash equivalents	$-

Total Current Assets	-

Fixed assets, net of depreciation	874,125

TOTAL ASSETS	$874,125

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$61,712

Total Current Liabilities	61,712

Total Liabilities	61,712

STOCKHOLDERS' (DEFICIT)
Common stock, $.001 Par Value; 50,000,000 shares authorized
and 40,943,242 shares issued and outstanding	40,943
Additional paid-in capital	3,324,551
Deficits accumulated during the development stage	(2,553,081)

Total Stockholders' (Deficit)	812,413

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$874,125

The accompanying notes are an integral part of the financial statements.

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
WITH CUMULATIVE TOTALS SINCE JULY 17, 1992 (INCEPTION)

		IN US$
			CUMULATIVE
			TOTALS SINCE
			INCEPTION
	2003	2002	JULY 17, 1992
	(Restated)		(Restated)
OPERATING REVENUES
Sales	$-	$-	$-

COST OF SALES
Inventory, beginning of period	-	-	-
Purchases	-	-	-
Inventory, end of period	-	-	-
Total Cost of Sales	-	-	-

GROSS (LOSS)	-	-	-

OPERATING EXPENSES
Selling and promotion	-	-	-
Research and development	-	-	-
Professional and consulting fees	98,983	469,519	1,047,960
Commissions	-	-	-
Other general and administrative expenses	21,164	66,681	349,088
Depreciation, amortization and impairment	1,750,875	-	1,750,875
Total Operating Expenses	1,871,022	536,200	3,147,923

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,871,022)	(536,200)	(3,147,923)

OTHER INCOME (EXPENSE)
Extinguishment of debt	625,964	-	625,964
Loss of assets	-	(31,122)	(31,122)
Total Other Income (Expense)	625,964	(31,122)	594,842

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,245,058)	(567,322)	(2,553,081)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,245,058)	$(567,322)	$(2,553,081)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	20,191,981	11,775,000

The accompanying notes are an integral part of the financial statements.

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE PERIODS JULY 17, 1992 (INCPETION) THROUGH DECEMBER 31, 2003

			IN US$
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance July 17, 1992	-	$-	$-	$-	$-

Shares issued for services to founders	1,000,000	1,000	1,500	-	2,500

Net loss for the period	-	-	-	(2,500)	(2,500)

Balance December 31, 1992	1,000,000	1,000	1,500	(2,500)	-

No activity 1993-1997	-	-	-	-	-

Balance December 31, 1997	1,000,000	1,000	1,500	(2,500)	-

Shares issued for cash, net of $5,675 of
issuance costs	2,500,000	2,500	116,825	-	119,325

Contribution of capital	-	-	1,500	-	1,500

Net loss for the year	-	-	-	(120,450)	(120,450)

Balance December 31, 1998	3,500,000	3,500	119,825	(122,950)	375

Shares issued for cash, net of $1,333 of
issuance costs	5,000,000	5,000	18,667	-	23,667

Net loss for the year	-	-	-	(32,490)	(32,490)

Balance December 31, 1999	8,500,000	8,500	138,492	(155,440)	(8,448)

Net loss for the year	-	-	-	(123,601)	(123,601)

Balance December 31, 2000	8,500,000	8,500	138,492	(279,041)	(132,049)

Shares issued for software rights	1,168,224	1,168	(1,168)	-	-

Net loss for the year	-	-	-	(461,660)	(461,660)

Balance December 31, 2001	9,668,224	9,668	137,324	(740,701)	(593,709)

Shares issued for services	4,035,192	4,035	399,484	-	403,519

Contribution of capital	-	-	91,000	-	91,000

Net loss for the year	-	-	-	(567,322)	(567,322)

Balance December 31, 2002	13,703,416	13,703	627,808	(1,308,023)	(666,512)

Shares issued for services	989,826	990	97,993	-	98,983

Shares issued for equipment	26,250,000	26,250	2,598,750	-	2,625,000

Net income as previously reported	-	-	-	543,300	543,300

Prior period adjustment, see Note 11	-	-	-	(1,788,358)	(1,788,358)

Net loss for the year, as restaed	-	-	-	(1,245,058)	(1,245,058)

Balance December 31, 2003, as restated	40,943,242	$40,943	$3,324,551	$(2,553,081)	$812,413

The accompanying notes are an integral part of the financial statements.

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
WITH CUMULATIVE TOTALS SINCE JULY 17, 1992 (INCEPTION)

		IN US$
			CUMULATIVE
			TOTALS SINCE
			INCEPTION
	2003	2002	JULY 17, 1992
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,245,058)	$(567,322)	$(2,553,081)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and impairment	1,750,875	-	1,750,875
Shares issued for services	98,983	403,519	505,002
Loss on assets abondoned, net	-	31,122	-
Extinguishment of debt	(625,964)	-	(625,964)

Changes in assets and liabilities
Increase in accounts payable and
and accrued expenses	21,164	41,681	687,676
Total adjustments	1,245,058	476,322	2,317,589

Net cash (used in) operating activities	-	(91,000)	(235,492)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the issuance of common stock	-	-	142,992
Contributions of capital	-	91,000	92,500

Net cash provided by financing activities	-	91,000	235,492

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$-	$-

SUPPLEMENTAL NONCASH INFORMATION:

Equipment acquired for shares of stock	$2,625,000	$-	$2,625,000

The accompanying notes are an integral part of the financial statements.

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

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

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Teliphone has grown primarily in the Province of Quebec, Canada through the sale of its product offering in retail stores and over the internet. During this time, Teliphone also expanded its network in order to offer services outside of the Province of Quebec, mainly in the Province of Ontario and the State of New York.

In March 2005, Teliphone Inc., issued 4 shares of stock to management. After this transaction, the Company owned 96% of Teliphone, Inc. Subsequently, on April 28, 2005, the Company entered into a merger and reorganization agreement with OSK Capital II Corp., a Nevada corporation, where OSK Capital II Corp. became a majority owned subsidiary of the Company, and Teliphone, Inc. became a wholly owned subsidiary of OSK Capital II Corp.

As discussed in Note 11 to the financial statements, the Company has restated its financial statements for the year ended December 31, 2003.

Going Concern

As shown in the accompanying financial statements the Company has incurred recurring losses of $1,245,058 and $567,322 for the years ended December 31, 2003 and 2002, and has a working capital deficiency of $61,712 as of December 31, 2003. The Company is currently in the development stage and as of December 31, 2003 has not started generating revenues. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

In the near term, the Company will continue to pursue bridge financing, in addition to the approximately $100,000 it raised through convertible debentures in 2004 to assist them in meeting their current working capital needs. The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their services to the market, and the raising of capital.

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

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Continued)

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when the Company utilized a Canadian subsidiary to record all of the transactions. No gains and losses are recognized for the years ended December 31, 2003 or 2002.

Research and Development

The Company annually incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

There was no revenue recognized for the years ended December 31, 2003 and 2002 for the Company.

In 2004, when the Company emerged from the development stage with the acquisition of American United Corporation/ 3874958 Canada Inc. and after assuming ownership of 3894517 Canada Inc. as well as the establishment of Teliphone, Inc. they began to recognize revenue from their VoIP services when the services were rendered and collection was reasonably assured in accordance with SAB 101.

The Company also sells hardware components. These components are recognized upon delivery to the subscriber.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has no accounts receivable or an allowance for doubtful accounts as of December 31, 2003.

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

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended December 31, 2003 and 2002 are included in general and administrative expenses in the statements of operations.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; automobiles - 3 years, computer and internet telecommunications equipment - 5 years, and furniture and fixtures - 5 years.

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Fixed Assets (Continued)

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

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

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

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. For 2003 and 2002, the Company operated in one segment and one geographical location.

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

NOTE 3-     FIXED ASSETS

Fixed assets as of December 31, 2003 were as follows:

	Estimated Useful
	Lives (Years)

Computer equipment	5	$874,125

Less: accumulated depreciation		-
Fixed assets, net		$874,125

There was no depreciation charged to operations for the years ended December 31, 2003 and 2002, respectively.

The Company acquired telecommunications equipment in its acquisition of American United Corporation valued at $874,125, net of impairment of $1,750,875 in the issuance of the 26,250,000 shares of common stock. This equipment however, was not placed into service until 2004, therefore no depreciation was recorded for those assets in 2003.

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 4-     LOANS PAYABLE

The Company beginning in 2004 entered into unsecured loans payable with non-related parties

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

The debentures did not impact the financial statements as of December 31, 2003.

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

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

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 8-     STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2003, the Company has 50,000,000 shares of common stock authorized with a par value of $.001.

The Company has 40,943,242 shares issued and outstanding as of December 31, 2003.

In 2003, the Company issued 989,826 shares for services at a fair market value of $.10 per share or $98,983; and 26,250,000 shares in the acquisition of American Untied Corporation (equipment) for $874,125.

In 2002, the Company issued 4,035,192 shares of common stock for services valued at $403,519, $.10 per share. The Company also had $91,000 of expenses contributed by owners for which no stock was issued.

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

At December 31, 2003 and 2002, deferred tax assets consist of the following:

At December 31, 2003, the Company had a net operating loss carryforward in the approximate amount of $2,553,081, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 9-     PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2003 and 2002 is summarized as follows:

	2003	2002
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 10-     SUBSEQUENT EVENTS

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

UNITED AMERICAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 10-     SUBSEQUENT EVENTS (CONTINUED)

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

The Company entered into a letter of intent to acquire Dialek Telecom on May 16, 2005. The parties were unable to come to an agreement and the letter of intent was terminated.

NOTE 11-     RESTATED FINANCIAL STATEMENTS

The Company has restated its previously issued consolidated financial statements for the year ended December 31, 2003 to include:

•	The $2,625,000 of equipment acquired for the 26,250,000 shares issued in 2003, previously reflected in 2004 and the related impairment of $1,750,875 based on an independent valuation; and
•	The issuance of 374,826 shares of stock for legal services valued at $37,483.

The net effect of these changes resulted in an increase in the net loss and deficit accumulated during the development stage of $1,788,358 to bring the restated loss to $1,245,058 and the restated deficit accumulated during the development stage to $2,553,081 as of and for the year ended December 31, 2003.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of our then Chief Executive Officer and Chief Financial Officer, Mr. Benoit Laliberté. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were effective.  Subsequent to this reporting period, there was a change in management and new members were appointed to our board of directors. Our current management, under the supervision and with the participation of our board of directors, has reviewed the disclosure controls and procedures in place as of December 31, 2003 and concluded that they were not effective. This conclusion was reached as a result of our failure to include certain financial information in the consolidated financial statements for the reporting period and subsequent reporting periods.

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

The following information sets forth the names of former directors and executive officers who provided services to us in this capacity during the year ended December 31, 2003, their ages and period of service with the Company.

Name	Age	Position(s) and Office(s) Previously Held	Period of Service
Rodger Brulotte	-	Chief Executive Officer, Chief Financial Officer, and Director	May 2002 - July 9, 2003
Gilles Poliquin	45	Chief Executive Officer, Chief Financial Officer, and Director	July 9, 2003 - July 22, 2003
		Director	September 6, 2005 - November 8, 2005
Benoit Laliberté	34	Chief Executive Officer, Chief Financial Officer, and Director	July 22, 2003 - November 8, 2005

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

Involvement in Certain Legal Proceedings

Other than as disclosed below, during the past five years, none of the following occurred with respect to any of our directors, person nominated to become a directors, executive officers, promoters or control persons: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

On July 3, 2003, the Quebec Provincial Criminal Court launched criminal proceedings against our former CEO and CFO, Beno t Laliberté. Beno t Laliberté was charged with laundering the proceeds of crime, particularly derived from high (>60% per annum) interest loans. In March 2006, Beno t Laliberté was acquitted of all charges.

On October 8, 2004 the Autorité des marchés financiers (the “AMF”) launched penal proceedings before the Court of Québec (Criminal and Penal Division) against, our former CEO and CFO, Beno t Laliberté, in the matter of Jitec Inc. Beno t Laliberté faces 48 counts and is liable to fines totaling $1,760,180. He is accused of insider trading in the securities of Jitec Inc., while having privileged information about the company, thereby violating section 187 of the Securities Act (the “Act”), assisting Jitec Inc. in making a misrepresentation in press releases in violation of section 196 of the Act, and failing to file a report disclosing a change in his control over the securities of Jitec Inc., which is a reporting issuer, in violation of section 97 of the Act. A trial date for this matter has not been set.

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

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert because we will retain outside consultants who possess these attributes as needed.

For the fiscal year ending December 31, 2003, the board of directors:

1.	Reviewed and discussed the restated audited restated financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the restated audited financial statements for the year ended December 31, 2003 to be included in this Amended Annual Report on Form 10-KSB/A and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2003, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2003:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Rodger Brulotte Former CEO, CFO, & Director	0	0	0
Gilles Poliquin Former CEO, CFO, & Director	0	0	1
Benoit Laliberté Former CEO, CFO, & Director	2	1	0

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

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Benoit Laliberté	CEO, CFO & Director	2003 2002 2001	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a
Gilles Poliquin	Former CEO, CFO & Director	2003 2002 2001	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a
Rodger Brulotte	Former CEO, CFO & Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Summary of Options Grants and Compensation to Directors

We did not grant any stock options to our executive officers or directors during the fiscal year ended December 31, 2003.

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

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Simon Lamarche 1080 Beaver Hall, Suite 1555 Montreal, Quebec, Canada H2Z 1S8	0 shares	0%
Common	George Metrakos 1080 Beaver Hall, Suite 1555 Montreal, Quebec, Canada H2Z 1S8	150,000 shares (2)	0.3%
Total of All Directors and Executive Officers:		150,000 shares	0.3%
More Than 5% Beneficial Owners:
Common	Benoit Laliberté 220 de la Coulee Mont-Saint-Hilaire, Quebec, Canada J3H 5Z6	26,250,000 shares (3)	52.5%

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

Item 13. Exhibits

Exhibit Number	Description of Exhibit
10.1	Distribution Agreement with MSBR Communications, Inc. executed on March 1, 2005 [1]
10.2	Distribution Agreement with PODAR Enterprises executed on March 11, 2005 [1]
10.3	Proposed Exchange of Shares of OSK Capital II and Teliphone, Inc. [1]
10.4	Agreement and Plan of Merger and Reorganization by and among Teliphone, Inc. and OSK Acquisition Corp. and OSK Capital II Corp. [1]
10.5	Carrier Services Agreement with XO Communications [1]
10.10	Share Exchange Agreement with 3874958 Canada Inc. on July 18, 2003 [1]
14.1	Code of Ethics [2]
16.1	Letter from Schwartz Levitsky Feldman LLP [3]
16.2	Letter from Madsen & Associates, CPA's Inc. [4]
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Previously filed as an exhibit to quarterly report on Form 10-QSB filed on September 22, 2005
[2]	Previously filed as an exhibit to annual report on Form 10-KSB filed on April 17, 2006
3	Previously filed as an exhibit to Amended Current Report on Form 8-K/A filed on February 27, 2006
4	Previously filed as an exhibit to Amended Current Report on Form 8-K/A filed on September 27, 2006

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2003 and December 31, 2002 were approximately $8,000 and $7,225 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2003 and 2002.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2003 and 2002 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Corporation

By:          /s/ Simon Lamarche
Simon Lamarche
Chief Executive Officer and Chief Financial Officer

May 1, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:	/s/ Simon Lamarche Simon Lamarche Director May 1, 2006	By:	/s/ George Metrakos George Metrakos Director May 1, 2006