Form 10QSB/A
period 2004-03-31
UNITED AMERICAN CORP
filed 2006-05-05
CIK 1096688

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,969,985 shares of common stock as of March 31, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Explanatory Note

In our quarterly report on Form 10-QSB for the period ended March 31, 2004 filed with the Securities and Exchange Commission on June 11, 2004, we erred by failing to properly account for shares of common stock issued between July 1, 2003 and December 31, 2003 when compiling the Statement of Stockholder’s Deficiency for the year ended December 31, 2003 and the Consolidated Balance Sheet as of December 31, 2003. Consequently, the Condensed Consolidated Balance Sheet as of March 31, 2004 was inaccurate as a result of this error.

We erred by failing to properly include on the Condensed Consolidated Balance Sheet as of March 31, 2004 capital assets acquired pursuant to the share exchange agreement entered into with 3874958 Canada Inc. on July 18, 2003. As a result, the Condensed Consolidated Balance Sheet as of March 31, 2004 was inaccurate as a result of this error.

We erred by failing to include in the consolidated financial statements for the three months ended March 31, 2004 financial information from the operations of our subsidiary, 3894517 Canada Inc. 3894517 Canada Inc. was incorporated in Canada on May 21, 2001 and was acquired by us on January 1, 2004.

In this amended quarterly report on Form 10-QSB/A for the period ended March 31, 2004, we are restating the financial statements for the reporting period to provide the financial information set forth above which was previously omitted.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of March 31, 2004 (Unaudited and Restated);
F-2	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month periods ended March 31, 2004 (Restated) and 2003 (Unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2004 (Restated) and 2003 (Unaudited);
F-4	Notes to Condensed Consolidated Financial Statements;

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2004 are not necessarily indicative of the results that can be expected for the full year.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2004
(UNAUDITED)

ASSETS
Restated
(IN US$)

Current Assets:
Cash and cash equivalents	$3,327
Accounts receivable, net	176
Prepaid expenses and other current assets	763

Total Current Assets	4,266

Fixed assets, net of depreciation	830,419

TOTAL ASSETS	$834,685

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Loan payable - related parties	$63,908
Accounts payable and accrued expenses	74,360

Total Current Liabilities	138,268

Total Liabilities	138,268

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 50,000,000 shares authorized
and 40,943,242 shares issued and outstanding	40,943
Additional paid-in capital	3,324,551
Accumulated deficit	(2,667,784)
Accumulated other comprehensive income (loss)	(1,293)

Total Stockholders' Equity (Deficit)	696,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$834,685

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	IN US$
	2004	2003
	(Restated)
OPERATING REVENUES
Sales	$2,199	$-

COST OF SALES
Inventory, beginning of period	-	-
Purchases	37,159	-
Inventory, end of period	-	-
Total Cost of Sales	37,159	-

GROSS (LOSS)	(34,960)	-

OPERATING EXPENSES
Selling and promotion	8,263	-
Professional and consulting fees	22,373	-
Other general and administrative expenses	4,278	1,509
Depreciation, amortization and impairment	43,706	-
Total Operating Expenses	78,620	1,509

LOSS BEFORE OTHER INCOME (EXPENSE)	(113,580)	(1,509)

OTHER INCOME (EXPENSE)
Interest expense	(1,123)	-
Total Other Income (Expense)	(1,123)	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(114,703)	(1,509)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(114,703)	$(1,509)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	40,943,242	13,703,416

COMPREHENSIVE INCOME (LOSS)
Net loss	$(114,703)	$(1,509)
Other comprehensive income (loss)
Currency translation adjustments	(1,293)	-
Comprehensive income (loss)	$(115,996)	$(1,509)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	IN US$
	2004	2003
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(114,703)	$(1,509)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and impairment	43,706	-

Changes in assets and liabilities
(Increase) in accounts receivable	(176)	-
(Increase) in prepaid expenses and other current assets	(763)	-
Increase in accounts payable and
and accrued expenses	12,648	1,509
Total adjustments	55,415	1,509

Net cash (used in) operating activities	(59,288)	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from loan payable - related parties	63,908	-

Net cash provided by financing activities	63,908	-

Change in foreign currency	(1,293)	-

NET INCREASE IN
CASH AND CASH EQUIVALENTS	3,327	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,327	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$1,123	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

As discussed in Note 10 to the condensed consolidated financial statements, the Company has restated its condensed consolidated financial statements for the three months ended March 31, 2004.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $114,703 and $1,509 for the three months ended March 31, 2004 and 2003, and has a working capital deficiency of $134,002 as of March 31, 2004. The Company has recently emerged from the development stage and as of March 31, 2004 has just started generating revenues.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

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

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the convertible debentures, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when the Company utilized a Canadian subsidiary to record all of the transactions. The Company recognized a loss of ($1,293) and $0 for the three months ended March 31, 2004 and 2003.

Research and Development

The Company annually incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.

Revenue Recognition

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has not recorded an allowance for doubtful accounts as of March 31, 2004.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three months ended March 31, 2004 and 2003 are included in general and administrative expenses in the condensed consolidated statements of operations.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. The Company, determined based upon an independent valuation performed on its equipment acquired from American United Corporation that their was impairment of $1,750,875 (on October 6, 2003) based upon the fair value of the stock issued for the equipment. This amount is reflected as impairment in the December 31, 2003 financial statements.

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. For 2004 and 2003, the Company operated in one segment and one geographical location.

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

NOTE 3-     FIXED ASSETS

Fixed assets as of March 31, 2004 were as follows:

	Estimated Useful
	Lives (Years)

Computer equipment	5	$874,125

Less: accumulated depreciation		(43,706)
Fixed assets, net		$830,419

There was $43,706 and $0 depreciation charged to operations for the three months ended March 31, 2004 and 2003, respectively.

The Company acquired telecommunications equipment in its acquisition of American United Corporation valued at $874,125, net of impairment of $1,750,875 in the issuance of the 26,250,000 shares of common stock. This equipment however, was not placed into service until 2004, therefore no depreciation was recorded for those assets in 2003.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 4-       RELATED PARTY LOANS

Beginning in 2004, the Company’s subsidiary entered into non-interest bearing loans with OSK Capital II Corp, a company with common officers and directors. There were no amounts outstanding as of March 31, 2004.

Additionally, the Company had loans with various directors that were interest bearing at various rates. There was $63,908 outstanding as of March 31, 2004. Interest expense for the three months ended March 31, 2005 was $1,123.

NOTE 5-       CONVERTIBLE DEBENTURES

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

Interest for the year ended December 31, 2004 was approximately $2,419 and was accrued at December 31, 2004. There was no interest accrued or paid in the three months ended March 31, 2004 and 2003.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 6-       COMMITMENTS

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 7-     STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2004, the Company has 50,000,000 shares of common stock authorized with a par value of $.001.

The Company has 40,943,242 shares issued and outstanding as of March 31, 2004.

During the three months ended March 31, 2004, the Company did not issue any shares of stock.

In the year ended December 31, 2003, the Company issued 989,826 shares for services at a fair market value of $.10 per share or $98,983; and 26,250,000 shares in the acquisition of American Untied Corporation (equipment) for $874,125.

The Company has not issued any options or warrants.

NOTE 8-     PROVISION FOR INCOME TAXES

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

At March 31, 2004 and 2003, deferred tax assets consist of the following:

At March 31, 2004, the Company had a net operating loss carryforward in the approximate amount of $2,667,784, available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 8-     PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2004 and 2003 is summarized as follows:

	2004	2003
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 9-     SUBSEQUENT EVENTS

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 9-     SUBSEQUENT EVENTS (CONTINUED)

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

NOTE 10-     RESTATED FINANCIAL STATEMENTS

The Company has restated its previously issued condensed consolidated financial statements for the three months ended March 31, 2004 to include:

•
The $2,625,000 of equipment acquired for the 26,250,000 shares issued in 2003, previously reflected in 2004 and the related impairment of $1,750,875 based on an independent valuation, the related depreciation of $43,706;

•	Consolidation of 3894517 Canada Inc.; and
•	The issuance of 374,826 shares of stock for legal services valued at $37,483 in 2003.

The net effect of these changes resulted in an increase in the net loss and accumulated deficit of $394,542 to bring the restated loss to $114,703 and the restated accumulated deficit to $2,667,785 as of and for the three months ended March 31, 2004.

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

Results of Operations for Three Months Ending March 31, 2004 and 2003

For the three month period ended March 31, 2004, we generated total revenue of $2,199. We did not generate any revenue in the three months ended March 31, 2003. Our revenue was generated by sales of retail domestic and international voice and data products and services using VoIP.  Our generation of revenue for the three month period ended March 31, 2004 when compared to the same reporting period in the prior year is primarily attributable to the acquisition of American United Corporation/ 3874958 Canada Inc.

Our cost of revenues for the three months ended March 31, 2004 was $37,159. We reported no cost of revenues in the three months ended March 31, 2003 because we had no operations at this time. Our cost of revenues relate to purchases of voice and data products that utilize VoIP.

Gross loss for the three months ended March 31, 2004 was $34,960 and no gross income or loss was reported for the three months ended March 31, 2003.

For the three month period ended March 31, 2004, we incurred operating expenses in the amount of $78,620 compared to operating costs of $1,509 in the same three month period in the prior year. The increase in operating expenses for the three months ended March 31, 2004 when compared to the same reporting period in the prior year is attributable to commencing operations following the acquisition of American United Corporation/ 3874958 Canada Inc.

For the three month period ended March 31, 2004, we had a net loss of $114,703.  We had a net loss of $1,509 for the three month period ended March 31, 2003.

Liquidity and Capital Resources

As of March 31, 2004, we had total current assets of $4,266 of which $3,327 consisted of cash on hand. Our total current liabilities as of March 31, 2004 were $138,268. As a result, we had a working capital deficit of $134,002 as of March 31, 2004.

Operating activities used $59,288 in cash for the three months ended March 31, 2004. Our net loss of $114,703 was the primary component of our negative operating cash flow. There were no investing activities during the three months ended March 31, 2004. Cash flows provided by financing activities during the three months ended March 31, 2004 consisted of $63,908 for proceeds from a loan payable from a related party. We primarily relied on loans to fund our operations during the three months ended March 31, 2004.

As of the time of this Amended Quarterly Report, our management believes that we have insufficient capital to support our operations at their current level over the next twelve months. The success of our business is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2006. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time.

Off Balance Sheet Arrangements

As of March 31, 2004, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in the Form 10-KSB that we do not have the necessary working capital to service its debt and for our planned activities. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Revenue Recognition

In 2004, when we emerged from the development stage with the acquisition of American United Corporation/ 3874958 Canada Inc. and after assuming ownership of 3894517 Canada Inc. as well as the establishment of Teliphone, Inc., we began to recognize revenue from our VoIP services when the services were rendered and collection was reasonably assured in accordance with SAB 101.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004. This evaluation was carried out under the supervision and with the participation of our board of directors at that time. Based upon that evaluation, our board of directors concluded that, as of March 31, 2004, our disclosure controls and procedures were effective.

Subsequent to this reporting period, there was a change in management and new members were appointed to our board of directors. Our current management, under the supervision and with the participation of our board of directors, has reviewed the disclosure controls and procedures in place as of March 31, 2004 and concluded that they were not effective. This conclusion was reached as a result of our failure to include certain financial information in the condensed consolidated financial statements for the reporting period and subsequent reporting periods.

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

Item 5.     Other Information

None

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

UNITED AMERICAN CORPORATION

Date:	May 1, 2006

By: /s/ Simon Lamarche Simon Lamarche Title: Chief Executive Officer, Chief Financial Officer, and Director