Form 10QSB/A
period 2004-06-30
UNITED AMERICAN CORP
filed 2006-05-05
CIK 1096688

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

Explanatory Note

In our quarterly report on Form 10-QSB for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 24, 2004, we erred by failing to properly account for shares of common stock issued between July 1, 2003 and December 31, 2003 when compiling the Statement of Stockholder’s Deficiency for the year ended December 31, 2003 and the Consolidated Balance Sheet as of December 31, 2003. Consequently, the Condensed Consolidated Balance Sheet as of June 30, 2004 was inaccurate as a result of this error.

We erred by failing to properly include on the Condensed Consolidated Balance Sheet as of June 30, 2004 capital assets acquired pursuant to the share exchange agreement entered into with 3874958 Canada Inc. on July 18, 2003. Consequently, the Condensed Consolidated Balance Sheet as of June 30, 2004 was inaccurate as a result of this error.

We erred by failing to include in the consolidated financial statements for the three and six months ended June 30, 2004 financial information from the operations of our subsidiary, 3894517 Canada Inc. 3894517 Canada Inc. was incorporated in Canada on May 21, 2001 and was acquired by us on January 1, 2004.

We also erred by failing to include in the consolidated financial statements for the three and six months ended June 30, 2004 certain disbursements from banking accounts maintained by our subsidiary, 3894517 Canada Inc.

In this amended quarterly report on Form 10-QSB/A for the period ended June 30, 2004, we are restating the financial statements for the reporting period to provide the financial information set forth above which was previously omitted.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of June 30, 2004 (Unaudited and Restated);
F-2	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2004 (Restated) and 2003 (Unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the six months periods ended June 30, 2004 (Restated) and 2003 (Unaudited);
F-4	Notes to Condensed Consolidated Financial Statements;

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2004 are not necessarily indicative of the results that can be expected for the full year.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)

ASSETS
Restated
(IN US$)

Current Assets:
Cash and cash equivalents	$1,080
Accounts receivable, net	4,353
Prepaid expenses and other current assets	746

Total Current Assets	6,179

Fixed assets, net of depreciation	786,713

TOTAL ASSETS	$792,892

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Loan payable - related parties	$37,659
Accounts payable and accrued expenses	89,856

Total Current Liabilities	127,515

Total Liabilities	127,515

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 50,000,000 shares authorized
and 40,943,242 shares issued and outstanding	40,943
Additional paid-in capital	3,324,551
Accumulated deficit	(2,700,598)
Accumulated other comprehensive income (loss)	481

Total Stockholders' Equity (Deficit)	665,377

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$792,892

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENIVE INCOME (LOSS)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

		IN US$
	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
OPERATING REVENUES
Sales	$74,079	$-	$71,880	$-

COST OF SALES
Inventory, beginning of period	-	-	-	-
Purchases	59,360	-	22,201	-
Inventory, end of period	-	-	-	-
Total Cost of Sales	59,360	-	22,201	-

GROSS PROFIT (LOSS)	14,719	-	49,679	-

OPERATING EXPENSES
Selling and promotion	18,159	-	9,896	-
Professional and consulting fees	47,447	-	25,074	-
Other general and administrative expenses	7,661	5,009	3,383	3,500
Depreciation, amortization and impairment	87,412	-	43,706	-
Total Operating Expenses	160,679	5,009	82,059	3,500

LOSS BEFORE OTHER INCOME (EXPENSE)	(145,960)	(5,009)	(32,380)	(3,500)

OTHER INCOME (EXPENSE)
Interest expense	(1,557)	-	(434)	-
Total Other Income (Expense)	(1,557)	-	(434)	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(147,517)	(5,009)	(32,814)	(3,500)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(147,517)	$(5,009)	$(32,814)	$(3,500)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	40,943,242	13,703,416	40,943,242	13,703,416

COMPREHENSIVE INCOME (LOSS)
Net loss	$(147,517)	$(5,009)	$(32,814)	$(3,500)
Other comprehensive income (loss)
Currency translation adjustments	481	-	1,774	-
Comprehensive income (loss)	$(147,036)	$(5,009)	$(31,040)	$(3,500)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	IN US$
	2004	2003
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(147,517)	$(5,009)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and impairment	87,412	-

Changes in assets and liabilities
(Increase) in accounts receivable	(4,353)	-
(Increase) in prepaid expenses and other current assets	(746)	-
Increase in accounts payable and
and accrued expenses	28,144	5,009
Total adjustments	110,457	5,009

Net cash (used in) operating activities	(37,060)	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from loan payable - related parties	37,659	-

Net cash provided by financing activities	37,659	-

Effect of foreign currency	481	-

NET INCREASE IN
CASH AND CASH EQUIVALENTS	1,080	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,080	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$1,557	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003

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
JUNE 30, 2004 AND 2003

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

As discussed in Note 10 to the condensed consolidated financial statements, the Company has restated its financial statements for the six months ended June 30, 2004.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $147,517 and $5,009 for the six months ended June 30, 2004 and 2003, and has a working capital deficiency of $121,336 as of June 30, 2004. The Company has recently emerged from the development stage and has just started generating revenues. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

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
JUNE 30, 2004 AND 2003

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
JUNE 30, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when the Company utilized a Canadian subsidiary to record all of the transactions. The Company recognized a gain of $481 and $0 for the six months ended June 30, 2004 and 2003.

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has not recorded an allowance for doubtful accounts as of June 30, 2004.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the six months ended June 30, 2004 and 2003 are included in general and administrative expenses in the condensed consolidated statements of operations.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

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
JUNE 30, 2004 AND 2003

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
JUNE 30, 2004 AND 2003

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

NOTE 3-     FIXED ASSETS

Fixed assets as of June 30, 2004 were as follows:

	Estimated Useful
	Lives (Years)

Computer equipment	5	$874,125

Less: accumulated depreciation		(87,412)
Fixed assets, net		$786,713

There was $87,412 and $0 depreciation charged to operations for the six months ended June 30, 2004 and 2003, respectively.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

NOTE 4-     RELATED PARTY LOANS

Beginning in 2004, the Company’s subsidiary entered into non-interest bearing loans with OSK Capital II Corp, a company with common officers and directors. There were no amounts outstanding as of June 30, 2004.

Additionally, the Company had loans with various directors that were interest bearing at various rates. There was $37,659 outstanding as of June 30, 2004. Interest expense for the six months ended June 30, 2004 was $1,557.

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

Interest for the year ended December 31, 2004 was approximately $2,419 and was accrued at December 31, 2004. There was no interest accrued or paid in the six months ended June 30, 2004 and 2003.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

NOTE 7-       STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2004, the Company has 50,000,000 shares of common stock authorized with a par value of $.001.

The Company has 40,983,242 shares issued and outstanding as of June 30, 2004.

During the six months ended June 30, 2004, the Company did not issue any shares of stock.

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

At June 30, 2004 and 2003, deferred tax assets consist of the following:

At June 30, 2004, the Company had a net operating loss carryforward in the approximate amount of $2,700,598, available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

NOTE 8-     PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2004 and 2003 is summarized as follows:

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
JUNE 30, 2004 AND 2003

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

NOTE 10-     RESTATED FINANCIAL STATEMENTS

The Company has restated its previously issued condensed consolidated financial statements for the six months ended June 30, 2004 to include:

•
The $2,625,000 of equipment acquired for the 26,250,000 shares issued in 2003, previously reflected in 2004 and the related impairment of $1,750,875 based on an independent valuation, the related depreciation of $87,412;

•	The issuance of 374,826 shares of stock for legal services valued at $37,483 in 2003; and
•	The consolidation of 3894517 Canada Inc.

The net effect of these changes resulted in an increase in the net loss and accumulated deficit of $638,466 to bring the restated loss to $147,517 and the restated accumulated deficit to $2,700,598 as of and for the six months ended June 30, 2004.

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

Results of Operations for Three and Six Months Ending June 30, 2004 and 2003

For the three month period ended June 30, 2004, we generated total revenue of $71,880. We did not generate any revenue in the three months ended June 30, 2003. For the six month period ended June 30, 2004, we generated total revenue of $74,079. We did not generate any revenue in the six months ended June 30, 2003. Our revenue was generated by sales of retail domestic and international voice and data products and services using VoIP.  Our generation of revenue for the three and six month periods ended June 30, 2004 when compared to the same reporting periods in the prior year is primarily attributable to the acquisition of American United Corporation/ 3874958 Canada Inc. and the implementation of their business plan.

Our cost of revenues for the three months ended June 30, 2004 was $22,201. Our cost of revenues for the six months ended June 30, 2004 was $59,360. We reported no cost of revenues in the three and six months ended June 30, 2003 because we had no operations at this time. Our cost of revenues relate to purchases of voice and data products that utilize VoIP.

Gross profit for the three months ended June 30, 2004 was $49,679. Gross profit for the six months ended June 30, 2004 was $14,719. No gross income or loss was reported for the three or six months ended March 31, 2003.

For the three month period ended June 30, 2004, we incurred operating expenses in the amount of $82,059 compared to operating costs of $3,500 in the same three month period in the prior year. For the six month period ended June 30, 2004, we incurred operating expenses in the amount of $160,679 compared to operating costs of $5,009 in the same six month period in the prior year. The increase in operating expenses for the three and six months ended June 30, 2004 when compared to the same reporting period in the prior year is attributable to commencing operations following the acquisition of American United Corporation/ 3874958 Canada Inc.

For the three month period ended June 30, 2004, we had a net loss of $32,814 compared to our net loss of $3,500 for the three month period ended June 30, 2003. For the six month period ended June 30, 2004, we had a net loss of $147,517 compared to our net loss of $5,009 for the six month period ended June 30, 2003.

Liquidity and Capital Resources

As of June 30, 2004, we had total current assets of $6,179 of which $1,080 consisted of cash on hand. Our total current liabilities as of June 30, 2004 were $127,515. As a result, we had a working capital deficit of $121,336 as of June 30, 2004.

Operating activities used $37,060 in cash for the six months ended June 30, 2004. Our net loss of $147,517 for the six months ended June 30, 2004 was the primary component of our negative operating cash flow. There were no investing activities during the six months ended June 30, 2004. Cash flows provided by financing activities during the six months ended June 30, 2004 consisted of $37,659 for proceeds from a loan payable from a related party. We primarily relied on loans to fund our operations during the six months ended June 30, 2004.

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

Off Balance Sheet Arrangements

As of June 30, 2004, there were no off balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of our board of directors at that time. Based upon that evaluation, our board of directors concluded that, as of June 30, 2004, our disclosure controls and procedures were effective.

Subsequent to this reporting period, there was a change in management and new members were appointed to our board of directors. Our current management, under the supervision and with the participation of our board of directors, has reviewed the disclosure controls and procedures in place as of June 30, 2004 and concluded that they were not effective. This conclusion was reached as a result of our failure to include certain financial information in the condensed consolidated financial statements for the reporting period and subsequent reporting periods.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2004.

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