Form 10QSB/A
period 2004-09-30
UNITED AMERICAN CORP
filed 2006-05-05
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______ to _________

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

Explanatory Note

In our quarterly report on Form 10-QSB for the period ended September 30, 2004 filed with the Securities and Exchange Commission on November 22, 2004 and in our amended quarterly report on Form 10-QSB/A for the period ended September 30, 2005 filed with the Securities and Exchange Commission on October 20, 2005, we erred by failing to properly account for shares of common stock issued between July 1, 2003 and December 31, 2003 when compiling the Statement of Stockholder’s Deficiency for the year ended December 31, 2003 and the Consolidated Balance Sheet as of December 31, 2003. Consequently, the Condensed Consolidated Balance Sheet as of September 30, 2004 was inaccurate as a result of this error.

We erred by failing to properly include on the Condensed Consolidated Balance Sheet as of September 30, 2004 capital assets acquired pursuant to the share exchange agreement entered into with 3874958 Canada Inc. on July 18, 2003. Consequently, the Condensed Consolidated Balance Sheet as of September 30, 2004 was inaccurate as a result of this error.

We erred by failing to include in the consolidated financial statements for the three and nine months ended September 30, 2004 financial information from the operations of our subsidiary, 3894517 Canada Inc. 3894517 Canada Inc. was incorporated in Canada on May 21, 2001 and was acquired by us on January 1, 2004.

In this second amended quarterly report on Form 10-QSB/A for the period ended September 30, 2004, we are restating the financial statements for the reporting period to provide the financial information set forth above which was previously omitted.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of September 30, 2004 (Unaudited and Restated);
F-2	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2004 (Restated) and 2003 (Unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 (Restated) and 2003 (Unaudited);
F-4	Notes to Condensed Consolidated Financial Statements;

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

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)
ASSETS
Restated
(IN US$)

Current Assets:
Cash and cash equivalents	$8,376
Accounts receivable, net	29,586
Inventory	25,134
Prepaid expenses and other current assets	791

Total Current Assets	63,887

Fixed assets, net of depreciation	748,500

TOTAL ASSETS	$812,387

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Loan payable	$21,995
Loan payable - related parties	30,155
Accounts payable and accrued expenses	132,056

Total Current Liabilities	184,206

Total Liabilities	184,206

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 50,000,000 shares authorized
and 41,869,985 shares issued and outstanding	41,870
Additional paid-in capital	3,416,298
Accumulated deficit	(2,827,352)
Accumulated other comprehensive income (loss)	(2,635)

Total Stockholders' Equity (Deficit)	628,181

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$812,387

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENIVE INCOME (LOSS)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

		IN US$
	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
OPERATING REVENUES
Sales	$216,323	$-	$142,244	$-

COST OF SALES
Inventory, beginning of period	-	-	-	-
Purchases	145,485	-	86,125	-
Inventory, end of period	(25,134)	-	(25,134)	-
Total Cost of Sales	120,351	-	60,991	-

GROSS PROFIT (LOSS)	95,972	-	81,253	-

OPERATING EXPENSES
Selling and promotion	42,919	-	24,760	-
Professional and consulting fees	176,711	-	129,264	-
Other general and administrative expenses	17,274	9,239	9,613	4,230
Depreciation, amortization and impairment	131,118	-	43,706	-
Total Operating Expenses	368,022	9,239	207,343	4,230

LOSS BEFORE OTHER INCOME (EXPENSE)	(272,050)	(9,239)	(126,090)	(4,230)

OTHER INCOME (EXPENSE)
Interest expense	(2,221)	-	(664)	-
Total Other Income (Expense)	(2,221)	-	(664)	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(274,271)	(9,239)	(126,754)	(4,230)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(274,271)	$(9,239)	$(126,754)	$(4,230)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	41,123,159	13,703,416	41,477,127	13,703,416

COMPREHENSIVE INCOME (LOSS)
Net loss	$(274,271)	$(9,239)	$(126,754)	$(4,230)
Other comprehensive income (loss)
Currency translation adjustments	(2,635)	-	(3,116)	-
Comprehensive income (loss)	$(276,906)	$(9,239)	$(129,870)	$(4,230)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	IN US$
	2004	2003
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(274,271)	$(9,239)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and impairment	131,118	-
Shares issued for services	92,674	-

Changes in assets and liabilities
(Increase) in accounts receivable	(29,586)	-
(Increase) in inventory	(25,134)	-
(Increase) in prepaid expenses and other current assets	(791)	-
Increase in accounts payable and
and accrued expenses	70,344	9,239
Total adjustments	238,625	9,239

Net cash (used in) operating activities	(35,646)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(5,493)	-

Net cash (used in) investing activities	(5,493)	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from loan payable	21,995	-
Proceeds from loan payable - related parties, net	30,155	-

Net cash provided by financing activities	52,150	-

Effect of foreign currency	(2,635)	-

NET INCREASE IN
CASH AND CASH EQUIVALENTS	8,376	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,376	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$2,221	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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
SEPTEMBER 30, 2004 AND 2003

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

As discussed in Note 11 to the condensed consolidated financial statements, the Company has restated its financial statements for the nine months ended September 30, 2004.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $274,271 and $9,239 for the nine months ended September 30, 2004 and 2003, and has a working capital deficiency of $120,319 as of September 30, 2004. The Company has recently emerged from the development stage and as of March 31, 2004 has just started generating revenues.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

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
SEPTEMBER 30, 2004 AND 2003

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
SEPTEMBER 30, 2004 AND 2003

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when the Company utilized a Canadian subsidiary to record all of the transactions. The Company recognized a loss of $2,635 and $0 for the nine months ended September 30, 2004 and 2003.

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has not recorded an allowance for doubtful accounts as of September 30, 2004.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended September 30, 2004 and 2003 are included in general and administrative expenses in the condensed consolidated statements of operations.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

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
SEPTEMBER 30, 2004 AND 2003

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
SEPTEMBER 30, 2004 AND 2003

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

NOTE 3-       FIXED ASSETS

Fixed assets as of September 30, 2004 were as follows:

	Estimated Useful
	Lives (Years)

Computer equipment	5	$879,618

Less: accumulated depreciation		(131,118)
Fixed assets, net		$748,500

There was $131,118 and $0 depreciation charged to operations for the nine months ended September 30, 2004 and 2003, respectively.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

NOTE 4-       LOANS PAYABLE

The Company beginning in 2004 entered into unsecured loans payable with non-related parties. There was $21,995 outstanding as of September 30, 2004.

NOTE 5-       RELATED PARTY LOANS

Beginning in 2004, the Company’s subsidiary entered into non-interest bearing loans with OSK Capital II Corp, a company with common officers and directors. There was $30,920 outstanding as of September 30, 2004.

Additionally, the Company had loans with various directors that were interest bearing at various rates. There was $30,155 outstanding as of September 30, 2004. Interest expense on these notes for the nine months ended September 30, 2004 was $2,221.

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

Interest for the year ended December 31, 2004 was approximately $2,419 and was accrued at December 31, 2004. There was no interest accrued or paid in the nine months ended September 30, 2004 and 2003.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

NOTE 8-       STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2004, the Company has 50,000,000 shares of common stock authorized with a par value of $.001.

The Company has 41,869,985 shares issued and outstanding as of September 30, 2004.

During the nine months ended September 30, 2004, the Company issued 926,743 shares of common stock at a fair value of $.10 per share or $92,674.

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

At September 30, 2004 and 2003, deferred tax assets consist of the following:

At September 30, 2004, the Company had a net operating loss carryforward in the approximate amount of $2,827,352, available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

NOTE 9-       PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2004 and 2003 is summarized as follows:

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

NOTE 11-      RESTATED FINANCIAL STATEMENTS

The Company has restated its previously issued condensed consolidated financial statements for the nine months ended September 30, 2004 to include:

•
The $2,625,000 of equipment acquired for the 26,250,000 shares issued in 2003, previously reflected in 2004 and the related impairment of $1,750,875 based on an independent valuation, the related depreciation of $131,118;

•	The issuance of 374,826 shares of stock for legal services valued at $37,483 in 2003 and 926,743 shares in 2004 for services valued at $92,674; and
•	The consolidation of 3894517 Canada Inc.

The net effect of these changes resulted in an increase in the net loss and accumulated deficit of $600,133 to bring the restated loss to $274,271 and the restated accumulated deficit to $2,827,352 as of and for the nine months ended September 30, 2004.

NOTE 12-      SEGMENT INFORMATION

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

Operating segment data for the nine months ended September 30, 2004 are as follows:

		Wholesale	Connection
	Corporate	Services	Services	Total
Sales	$ -	$212,876	$3,447	$216,323
Cost of sales	-	116,330	4,021	120,351
Gross profit (loss)	-	96,546	(574)	95,972
Operating expenses	92,674	115,274	28,956	236,904
Depreciation, amortization and impairment	131,118	-	-	131,118
Interest (net)	-	(2,221)	-	(2,221)
Net income (loss)	(223,792)	(20,949)	(29,530)	(274,271)
Segment assets	743,007	37,986	31,394	812,387
Fixed Assets, net of depreciation	743,007	5,493	-	748,500

The Company operated in only one segment for the nine months ended September 30, 2003.

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

Results of Operations for Three and Nine Months Ending September 30, 2004 and 2003

For the three month period ended September 30, 2004, we generated total revenue of $142,244, compared to revenue of $0 for the same three month period in the prior year.  For the nine month period ended September 30, 2004, we generated total revenue of $216,323, compared to revenue of $0 for the same nine month period in the prior year.  Our revenue was generated by sales of retail domestic and international voice and data products and services using VoIP.  Our reporting of revenue for the three and nine month period ended September 30, 2004 when compared to the same reporting periods in the prior year is entirely attributable to the establishment and operation of the CaribbeanONE network enabling us to generate revenue from sales of VoIP termination services.

Our cost of revenues for the three months ended September 30, 2004 was $60,991, compared to no cost of revenue in the same reporting period in the prior year.  Our cost of revenues for the nine months ended September 30, 2004 was $120,351, compared to no cost of revenue in the same reporting period in the prior year. The increase in our cost of revenues is primarily attributable to increased purchases of terminating minutes within countries of termination. We reported no cost of revenues for the three and nine months ended September 30, 2003 because we did not generate any revenue during these reporting periods.

Gross profit for the three months ended September 30, 2004 was $81,253 compared to $0 for the three months ended September 30, 2003.  Gross profit for the nine months ended September 30, 2004 was $95,972, compared to $0 for nine months ended September 30, 2003.  Our reporting of profit is attributable to activities related to the profitable sale of VoIP termination on our CarribeanONE platform.

For the three month period ended September 30, 2004 we incurred operating expenses in the amount of $207,343 compared to operating costs of $4,230 in the same three month period in the prior year.  For the nine month period ended September 30, 2004 we incurred operating expenses in the amount of $368,022, compared to operating costs of $9,239 in the same nine month period in the prior year.  The increase in our operating expenses is primarily attributable to the emergence and growth of operations in our subsidiary entities during the current reporting period.

For the three month period ended September 30, 2004, we had a net loss of $126,754.  We had a net loss of $4,230 for the three month period ended September 30, 2003.  For the nine month period ended September 30, 2004, we had a net loss of $274,271.  We had a net loss of $9,239 for the nine month period ended September 30, 2003. Net loss for the three and nine months ended September 30, 2004 when compared to a net loss reported for the same reporting period in the prior year is primarily attributable to the implementation of our current business plan and the profitability of our CarribeanONE termination business.

Liquidity and Capital Resources

As of September 30, 2004, we had total current assets of $63,887 of which $8,376 consisted of cash on hand. Our total current liabilities as of September 30, 2004 were $184,206. We had a working capital deficit of $120,319 as of September 30, 2004.

Operating activities used $35,646 in cash for the nine months ended September 30, 2004. Our net loss of $274,271 for the nine months ended September 30, 2004 was the primary component of our negative operating cash flow. Investing activities during the nine months ended September 30, 2004 used $5,493 for the acquisition of fixed assets. Cash flows provided by financing activities during the nine months ended September 30, 2004 consisted of $52,150 for proceeds from loans payable. We primarily relied on revenues and loans to fund our operations during the nine months ended September 30, 2004.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of our board of directors at that time. Based upon that evaluation, our board of directors concluded that, as of September 30, 2004, our disclosure controls and procedures were effective.

Subsequent to this reporting period, there was a change in management and new members were appointed to our board of directors. Our current management, under the supervision and with the participation of our board of directors, has reviewed the disclosure controls and procedures in place as of September 30, 2004 and concluded that they were not effective. This conclusion was reached as a result of our failure to include certain financial information in the condensed consolidated financial statements for the reporting period and subsequent reporting periods.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

During the quarterly period ended September 30, 2004, we issued 236,742 shares of restricted common stock to a consultant for services rendered. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2004.

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