Form 10KSB/A
period 2004-12-31
UNITED AMERICAN CORP
filed 2006-05-05
CIK 1096688

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
Issuer’s telephone number:514-313-6010
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

State issuer’s revenue for the fiscal year ended December 31, 2004. $582,561

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

Explanatory Note

In our Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 29, 2005, we erred by failing to properly account for shares of common stock issued between July 1, 2003 and December 31, 2003 when compiling the Statement of Stockholder’s Deficiency for the year ended December 31, 2003 and the Consolidated Balance Sheet as of December 31, 2003. Consequently, the Consolidated Balance Sheet as of December 31, 2004 was inaccurate as a result of this error.

We erred by failing to properly include on the Consolidated Balance Sheet as of December 31, 2004 capital assets acquired pursuant to the share exchange agreement entered into with 3874958 Canada Inc. on July 18, 2003. Consequently, the Consolidated Balance Sheet as of December 31, 2004 was inaccurate as a result of this error.

We erred in failing to include in the consolidated financial statements for the year ended December 31, 2004 the operations of our subsidiary, Teliphone, Inc. Teliphone, Inc. was incorporated in Canada on September 28, 2004.

We erred by failing to account for the convertible debenture that was issued to Strathmere Associates International Limited for the principal sum of $100,000 on October 18, 2004 in the audited financial statements included in the annual report on Form 10-KSB for the year ended December 31, 2004.

We erred by failing to include in the consolidated financial statements for the year ended December 31, 2004 financial information from the operations of our subsidiary, 3894517 Canada Inc. 3894517 Canada Inc. was incorporated in Canada on May 21, 2001 and was acquired by us on January 1, 2004.

In this Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2004, we are restating the financial statements for the reporting period to provide the financial information set forth above which was previously omitted.

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

Research and Development

We did incur any research and development expenditures in the fiscal years ended December 31, 2004 or 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

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

Fiscal Year Ending December 31, 2004
Quarter Ended	High $	Low $
March 31, 2004	0.19	0.12
June 30, 2004	0.17	0.09
September 30, 2004	0.15	0.10
December 31, 2004	0.19	0.12

Fiscal Year Ended December 31, 2003
Quarter Ended	High $	Low $
March 31, 2003	0.03	0.13
June 30, 2003	0.04	0.15
September 30, 2003	0.26	0.09
December 31, 2003	0.22	0.12

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

Recent Sales of Unregistered Securities

We did not issue any securities without registration under the Securities Act of 1933 during the year ended December 31, 2004 which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2004.

Equity Compensation Plans as of December 31, 2004
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	1,415,174
Total	0	0	1,415,174

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

Results of Operations for the Years Ended December 31, 2004 and 2003

For the year ended December 31, 2004, we generated total revenue of $582,561, compared to no revenue for the year ended December 31, 2003. On October 6, 2003, we acquired American United Corporation, a Delaware corporation (“AUC”). Following the acquisition of AUC, we revised our business plan and implemented the business plan of AUC. AUC began its operations in 2002 as a holding company focused on the acquisition of network-centric technology and telecommunication companies. Given the rapid changes in the telecommunications marketplace, and the strong need for a competitive edge, AUC revised their business plan and set out on a new course in 2003 to provide Voice over Internet Protocol (VoIP) solutions. We initially generated revenue in the first quarter of 2004 from our operations. Our revenue for the year ended December 31, 2004 was generated by sales of retail domestic and international voice and data products and services using VoIP.

We incurred operating expenses in the amount of $891,168 for the year ended December 31, 2004, compared to $1,871,022 for the year ended December 31, 2003. The decrease in our operating expenses is primarily attributable to a significant decrease in depreciation, amortization, and impairment. We incurred depreciation, amortization, and impairment costs of $182,521 for the year ended December 31, 2004, compared to depreciation, amortization, and impairment costs of $1,750,875 for the year ended December 31, 2003. Following an independent valuation of the equipment we acquired from AUC, we recorded an impairment in

2003 of $1,750,875

Our net loss for the year ended December 31, 2004 was $538,807, compared to a net loss of $1,245,058 in the prior year.

Liquidity and Capital Resources

As of December 31, 2004, we had current assets of $181,877. Our current assets consisted of cash and cash equivalents in the amount of $84,254, accounts receivable in the amount of $52,744, inventory of $44,059, and prepaid expenses and other current assets of $820. Our total current liabilities as of December 31, 2004 were $274,655. As a result, on December 31, 2004 we had working capital deficit of $92,778.

Operating activities provided $20,927 in cash flow for the year ended December 31, 2004. Investing activities during the year ended December 31, 2004 used $31,626 for the acquisition of fixed assets. Cash flows provided by financing activities during the year ended December 31, 2004 consisted of $168,281 for proceeds from loans payable and proceeds from convertible debentures. We primarily relied on revenues and debt financing to fund our operations during the year ended December 31, 2004.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash in the year ended December 31, 2004 are as follows:

a.	Property acquisition costs,
b.	Increase in accounts payable attributable to increased sales, and
c.	We obtained financing from the issuance of loans and convertible debentures

As of the time of this Amended Annual Report, our management believes that we have insufficient capital to support our operations at their current level over the next twelve months. The success of our business is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2006. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time.

Off Balance Sheet Arrangements

As of December 31, 2004, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying restated consolidated financial statements, we have incurred recurring losses of $538,807 and $1,245,058 for the years ended December 31, 2004 and 2003, and have a working capital deficiency of $92,778 as of December 31, 2004. We have recently emerged from the development stage and have just started generating revenues. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

The consolidated restated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should we be unable to continue as a going concern.

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, we translate income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. Our reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. We record these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the year ended December 31, 2004, we recorded approximately $73,328 in transaction losses as a result of currency translation. We recorded no gains or losses due to currency translation for the year ended December 31, 2003.

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

Item 7. Financial Statements

Index to Consolidated Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheet as of December 31, 2004;
F-3	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2004 and December 31, 2003;
F-4	Consolidated Statement of Stockholders’ (Deficit) for the Years Ended December 31, 2004 and December 31, 2003;
F-5	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and December 31, 2003;
F-6	Notes to Consolidated Financial Statements;

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
United American Corporation
Montreal, Quebec CANADA

I have audited the accompanying consolidated balance sheet of United American Corporation (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United American Corporation as of December 31, 2004, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

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

As discussed in Notes 1 and 11, the Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2003.

/s/ Michael Pollack CPA
Cherry Hill, NJ
March 20, 2006

UNITED AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS
Restated
(IN US$)

Current Assets:
Cash and cash equivalents	$84,254
Accounts receivable, net	52,744
Inventory	44,059
Prepaid expenses and other current assets	820

Total Current Assets	181,877

Fixed assets, net of depreciation	723,230

TOTAL ASSETS	$905,107

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Loan payable	$25,579
Loan payable - related parties	42,702
Convertible debentures	56,463
Derivative liability	43,537
Accounts payable and accrued expenses	106,374

Total Current Liabilities	274,655

Total Liabilities	274,655

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 44,119,985 shares issued and outstanding	44,120
Additional paid-in capital	3,751,548
Accumulated deficit	(3,091,888)
Accumulated other comprehensive income (loss)	(73,328)

Total Stockholders' Equity (Deficit)	630,452

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$905,107

The accompanying notes are an integral part of the consolidated financial statements.

UNITED AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
	(Restated)	(Restated)
OPERATING REVENUES		IN US$
Sales	$582,561	$-

COST OF SALES
Inventory, beginning of period	-	-
Purchases	268,488	-
Inventory, end of period	(44,059)	-
Total Cost of Sales	224,429	-

GROSS PROFIT (LOSS)	358,132	-

OPERATING EXPENSES
Selling and promotion	105,901	-
Professional and consulting fees	541,130	98,983
Commissions and wages	17,006	-
Other general and administrative expenses	44,610	21,164
Depreciation, amortization and impairment	182,521	1,750,875
Total Operating Expenses	891,168	1,871,022

LOSS BEFORE OTHER INCOME (EXPENSE)	(533,036)	(1,871,022)

OTHER INCOME (EXPENSE)
Extinguishment of debt	-	625,964
Interest expense	(5,771)	-
Total Other Income (Expense)	(5,771)	625,964

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(538,807)	(1,245,058)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(538,807)	$(1,245,058)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	41,682,907	20,191,981

COMPREHENSIVE INCOME (LOSS)
Net loss	$(538,807)	$(1,245,058)
Other comprehensive income (loss)
Currency translation adjustments	(73,328)	-
Comprehensive income (loss)	$(612,135)	$(1,245,058)

The accompanying notes are an integral part of the consolidated financial statements.

UNITED AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

				IN US$
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehenisve
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2003	13,703,416	$13,703	$627,808	$(1,308,023)	$-	$(666,512)

Shares issued for services	989,826	990	97,993	-	-	98,983

Shares issued for equipment	26,250,000	26,250	2,598,750	-	-	2,625,000

Net income for the year ended December 31, 2003,				543,300		543,300
as previously reported

Prior period adjustment, see Note 11				(1,788,358)		(1,788,358)

Net loss for the year ended December 31, 2003,
as restated	-	-	-	(1,245,058)	-	(1,245,058)

Balance December 31, 2003	40,943,242	40,943	3,324,551	(2,553,081)	-	812,413

Shares issued for services	3,176,743	3,177	426,997	-	-	430,174

Net loss for the year ended December 31, 2004,
as previously reported	-	-	-	(398,593)	-	(398,593)

Prior period adjustment, see Note 11	-	-	-	(140,214)	(73,328)	(213,542)

Net loss for the year ended December 31, 2004,
as restated	-	-	-	(538,807)	(73,328)	(612,135)

Balance December 31, 2004	44,119,985	$44,120	$3,751,548	$(3,091,888)	$(73,328)	$630,452

The accompanying notes are an integral part of the consolidated financial statements.

UNITED AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	IN US$

	2004	2003
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(538,807)	$(1,245,058)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and impairment	182,521	1,750,875
Shares issued for services	430,174	98,983
Extinguishment of debt	-	(625,964)

Changes in assets and liabilities
(Increase) in accounts receivable	(52,744)	-
(Increase) in inventory	(44,059)	-
(Increase) in prepaid expenses and other current assets	(820)	-
Increase in accounts payable and
and accrued expenses	44,662	21,164
Total adjustments	559,734	1,245,058

Net cash provided by (used in) operating activities	20,927	-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(31,626)	-

Net cash (used in) investing activities	(31,626)	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from loan payable	25,579	-
Proceeds from loan payable - related parties	42,702	-
Proceeds from convertible debentures	100,000	-

Net cash provided by financing activities	168,281	-

Effect of foreign currency	(73,328)	-

NET INCREASE IN
CASH AND CASH EQUIVALENTS	84,254	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	-	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$84,254	$-

CASH PAID DURING THE YEAR FOR:
Interest expense	$4,249	$-

SUPPLEMENTAL NONCASH INFORMATION:

Equipment acquired for shares of stock	$-	$2,625,000

The accompanying notes are an integral part of the consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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
DECEMBER 31, 2004 AND 2003

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

As discussed in Note 11 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2003.

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $538,807 and $1,245,058 for the years ended December 31, 2004 and 2003, and has a working capital deficiency of $92,778 as of December 31, 2004. The Company has recently emerged from the development stage and has just started generating revenues. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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
DECEMBER 31, 2004 AND 2003

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

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2004 and 2003, the Company recorded approximately $73,328 and $0 in transaction losses as a result of currency translation.

Research and Development

The Company annually incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has not recorded an allowance for doubtful accounts at December 31, 2004.

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
DECEMBER 31, 2004 AND 2003

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended December 31, 2004 and 2003 are included in general and administrative expenses in the consolidated statements of operations.

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
DECEMBER 31, 2004 AND 2003

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
DECEMBER 31, 2004 AND 2003

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
DECEMBER 31, 2004 AND 2003

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

NOTE 3-       FIXED ASSETS

Fixed assets as of December 31, 2004 were as follows:

	Estimated Useful
	Lives (Years)

Computer equipment	5	$905,751

Less: accumulated depreciation		(182,521)
Property and equipment, net		$723,230

There was $182,521 and $0 charged to operations for depreciation expense for the years ended December 31, 2004 and 2003, respectively.

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

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 4-     LOANS PAYABLE

The Company beginning in 2004 entered into unsecured loans payable with non-related parties. There was $25,579 outstanding as of December 31, 2004.

NOTE 5-     RELATED PARTY LOANS

The Company had loans with various directors that were interest bearing at various rates. There was $42,702 outstanding as of December 31, 2004. Interest expense for the year ended December 31, 2004 was $3,352.

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

For disclosure purposes, the fair value of the derivative is estimated on the date of issuance of the debenture (October 18, 2004) using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for October 18, 2004 and December 31, 2004; no annual dividends, volatility of 125%, risk-free interest rate of 3.28%, and expected life of 2 years. For disclosure purposes the derivative call option was valued at a fair value of $.087. The stock price as of December 31, 2004 and October 18, 2004 were approximately $.15 per share, therefore there was no gain or loss recognized for this period.

The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133. Interest for the year ended December 31, 2004 was approximately $2,419 and was accrued at December 31, 2004.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

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

NOTE 8-       STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2004, the Company has 50,000,000 shares of common stock authorized with a par value of $.001.

The Company has 44,119,985 shares issued and outstanding as of December 31, 2004.

During 2004, the Company issued 926,743 for services at a fair market value of $.10 or $92,674; and 2,250,000 shares of common stock for services at a fair market value of $.15 per share or $337,500.

In 2003, the Company issued 615,000 shares for services at a fair market value of $.10 per share or $61,500; and 26,250,000 shares in the acquisition of American Untied Corporation (equipment) for $874,125.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 8-       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

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

At December 31, 2004 and 2003, deferred tax assets consist of the following:

At December 31, 2004, the Company had a net operating loss carryforward in the approximate amount of $3,091,888, available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 9-     PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2004 and 2003 is summarized as follows:

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

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

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

The net effect of these changes resulted in an increase in the net loss and accumulated deficit of $1,788,358 to bring the restated loss to $1,245,058 and the restated accumulated deficit to $2,553,081 as of and for the year ended December 31, 2003.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

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

The Company operated in only one segment for the year ended December 31, 2003.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our then Chief Executive Officer and Chief Financial Officer, Mr. Benoit Laliberté. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective.  Subsequent to this reporting period, there was a change in management and new members were appointed to our board of directors. Our current management, under the supervision and with the participation of our board of directors, has reviewed the disclosure controls and procedures in place as of December 31, 2004 and concluded that they were not effective. This conclusion was reached as a result of our failure to include certain financial information in the consolidated financial statements for the reporting period and subsequent reporting periods.

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

The following information sets forth the names of former directors and executive officers who provided services to us in this capacity during the year ended December 31, 2004, their ages and period of service with the Company.

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

For the fiscal year ending December 31, 2004, the board of directors:

1.	Reviewed and discussed the restated audited restated financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited restated financial statements for the year ended December 31, 2004 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and

5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2004, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2004:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Benoit Laliberté Former CEO, CFO, & Director	0	0	0

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

Summary of Options Grants and Compensation to Directors

We did not grant any stock options to our executive officers or directors during the fiscal year ended December 31, 2004.

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

Item 13. Exhibits

Exhibit Number	Description
14.1	Code of Ethics [1]
16.1	Letter from Schwartz Levitsky Feldman LLP [2]
16.2	Letter from Madsen & Associates, CPA’s Inc. [3]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Previously filed as an exhibit to annual report on Form 10-KSB filed on April 17, 2006
[2]	Previously attached as an exhibit to Amended Current Report on Form 8-K/A filed on February 27, 2006
[3]	Previously attached as an exhibit to Amended Current Report on Form 8-K/A filed on September 27, 2006

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 were approximately $23,000 and $8,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2004 and 2003.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2004 and 2003 were $0 and $0 respectively.

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