Form 10QSB/A
period 2005-03-31
UNITED AMERICAN CORP
filed 2006-05-18
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________ to ________

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

Explanatory Note

In our quarterly report on Form 10-QSB for the period ended March 31, 2005 filed with the Securities and Exchange Commission on May 24, 2005, we erred by failing to properly account for shares of common stock issued between July 1, 2003 and December 31, 2003 when compiling the Statement of Stockholder’s Deficiency for the year ended December 31, 2003 and the Consolidated Balance Sheet as of December 31, 2003. Consequently, the Condensed Consolidated Balance Sheet as of March 31, 2005 was inaccurate as a result of this error.

We erred by failing to properly include on the Condensed Consolidated Balance Sheet as of March 31, 2005 capital assets acquired pursuant to the share exchange agreement entered into with 3874958 Canada Inc. on July 18, 2003. Therefore, the Condensed Consolidated Balance Sheet as of March 31, 2005 was inaccurate as a result of this error.

We erred by failing to include in the condensed consolidated financial statements for the three months ended March 31, 2005 financial information from the operations of our subsidiary, 3894517 Canada Inc. 3894517 Canada Inc. was incorporated in Canada on May 21, 2001 and was acquired by us on January 1, 2004.

We erred in failing to include in the condensed consolidated financial statements for the three months ended March 31, 2005 financial information from the operations of our subsidiary, Teliphone, Inc. Teliphone, Inc. was incorporated in Canada on September 28, 2004.

We erred by failing to account for the convertible debenture that was issued to Strathmere Associates International Limited for the principal sum of $100,000 on October 18, 2004 in the unaudited financial statements included in the quarterly report on Form 10-QSB for the period ended March 31, 2005.

In this amended quarterly report on Form 10-QSB/A for the period ended March 31, 2005, we are restating the financial statements for the reporting period to provide the financial information set forth above which was previously omitted.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Condensed Consolidated Balance Sheet as of March 31, 2005 (Restated)
F-2	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2005 (Restated) and 2004 (Restated)
F-3	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 (Restated) and 2004 (Restated)
F-4	Notes to Condensed Consolidated Financial Statements

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

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS
Restated
(IN US$)

Current Assets:
Cash and cash equivalents	$71
Accounts receivable, net	181,062
Inventory	121,236
Prepaid expenses and other current assets	827

Total Current Assets	303,196

Fixed assets, net of depreciation	702,642

TOTAL ASSETS	$1,005,838

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Loan payable - related parties	$26,264
Convertible debentures	100,928
Derivative liability	28,541
Accounts payable and accrued expenses	133,944

Total Current Liabilities	289,677

Total Liabilities	289,677

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 45,519,985 shares issued and outstanding	45,520
Additional paid-in capital	3,890,148
Accumulated deficit	(3,292,230)
Accumulated other comprehensive income (loss)	71,545
Noncontrolling interest	1,178

Total Stockholders' Equity (Deficit)	716,161

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,005,838

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	IN US$
	2005	2004
	(Restated)	(Restated)
OPERATING REVENUES
Sales	$428,667	$2,199

COST OF SALES
Inventory, beginning of period	44,059	-
Purchases	315,786	37,159
Inventory, end of period	(121,236)	-
Total Cost of Sales	238,609	37,159

GROSS PROFIT (LOSS)	190,058	(34,960)

OPERATING EXPENSES
Selling and promotion	55,708	8,263
Professional and consulting fees	196,614	22,373
Commissions and wages	73,251	-
Other general and administrative expenses	11,826	4,278
Depreciation, amortization and impairment	50,001	43,706
Total Operating Expenses	387,400	78,620

LOSS BEFORE OTHER INCOME (EXPENSE)	(197,342)	(113,580)

OTHER INCOME (EXPENSE)
Interest expense	(3,000)	(1,123)
Total Other Income (Expense)	(3,000)	(1,123)

NET LOSS BEFORE PROVISION FOR INCOME TAXES
AND NONCONTROLLING INTEREST	(200,342)	(114,703)
Noncontrolling interest	1,178	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(199,164)	(114,703)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(199,164)	$(114,703)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	45,199,985	40,943,242

COMPREHENSIVE INCOME (LOSS)
Net loss	$(199,164)	$(114,703)
Other comprehensive income (loss)
Currency translation adjustments	144,873	(1,293)
Comprehensive income (loss)	$(54,291)	$(115,996)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	IN US$
	2005	2004
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(199,164)	$(114,703)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and impairment	50,001	43,706
Shares issued for services	140,000	-

Changes in assets and liabilities
(Increase) in accounts receivable	(128,751)	(176)
(Increase) in inventory	(77,177)	-
(Increase) in prepaid expenses and other current assets	(7)	(763)
Increase in accounts payable and
and accrued expenses	28,003	12,648
Total adjustments	12,069	55,415

Net cash (used in) operating activities	(187,095)	(59,288)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(29,413)	-

Net cash (used in) investing activities	(29,413)	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from loan payable	(25,579)	-
Proceeds from loan payable - related parties	(16,438)	63,908
Proceeds from convertible debentures	29,469	-

Net cash provided by financing activities	(12,548)	63,908

Effect on foreign currency	144,873	(1,293)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(84,183)	3,327

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	84,254	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$71	$3,327

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$1,123

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

NOTE 1-       ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
MARCH 31, 2005 AND 2004

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

In March 2005, Teliphone Inc. issued 4 shares of stock to management. After this transaction, the Company owned 96% of Teliphone, Inc. Therefore, a noncontrolling interest is reflected in the consolidated financial statements. Subsequently, on April 28, 2005, the Company entered into a merger and reorganization agreement with OSK Capital II Corp., a Nevada corporation, where OSK Capital II Corp. became a majority owned subsidiary of the Company, and Teliphone, Inc. became a wholly owned subsidiary of OSK Capital II Corp.

As discussed in Note 11 to the condensed consolidated financial statements, the Company has restated its condensed consolidated financial statements for the three months ended March 31, 2005 and 2004.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $199,164 and $114,703 for the three months ended March 31, 2005 and 2004, and has a working capital surplus of $13,519 as of March 31, 2005. The Company has recently emerged from the development stage and as of March 31, 2004 has just started generating revenues.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

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

NOTE 2-        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All noncontrolling interests are reflected in the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

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
MARCH 31, 2005 AND 2004

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when the Company utilized a Canadian subsidiary to record all of the transactions. The Company recognized a gain (loss) of $144,873 and ($1,293) for the three months ended March 31, 2005 and 2004.

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has not recorded an allowance for doubtful accounts as of March 31, 2005.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three months ended March 31, 2005 and 2004 are included in general and administrative expenses in the condensed consolidated statements of operations.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

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
MARCH 31, 2005 AND 2004

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
MARCH 31, 2005 AND 2004

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

NOTE 3-       FIXED ASSETS

Fixed assets as of March 31, 2005 were as follows:

	Estimated Useful
	Lives (Years)

Computer equipment	5	$935,164

Less: accumulated depreciation		(232,522)
Fixed assets, net		$702,642

There was $50,001 and $43,706 depreciation charged to operations for the three months ended March 31, 2005 and 2004, respectively.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 4-       LOANS PAYABLE

The Company beginning in 2004 entered into unsecured loans payable with non-related parties. There were no amounts outstanding as of March 31, 2005.

NOTE 5-       RELATED PARTY LOANS

Beginning in April 2005, the Company’s subsidiary entered into non-interest bearing loans with OSK Capital II Corp, a company with common officers and directors. There were no amounts outstanding as of March 31, 2005.

Additionally, the Company had loans with various directors that were non-interest bearing. There was $26,264 outstanding as of March 31, 2005.

NOTE 6-       CONVERTIBLE DEBENTURES

On October 18, 2004, the Company entered into 12% Convertible Debentures (the “Debentures”) with Strathmere Associates International Limited in the amount of $100,000. The Debentures have a maturity date of October 31, 2006, and incur interest at a rate of 12% per annum, payable every six months.

The Debentures can either be paid to the holders on October 31, 2006 or converted at the holders’ option any time up to maturity at a conversion price equal of $.20 per share. The convertible debentures met the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. The Company has separated the embedded derivative from the hybrid instrument based on an independent valuation of $28,541 based on 500,000 shares ($100,000 at a $.20 exercise price).

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 6-       CONVERTIBLE DEBENTURES(CONTINUED)

For disclosure purposes, the fair value of the derivative is estimated on the date of issuance of the debenture (October 18, 2004) using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for March 31, 2005 and December 31, 2004; no annual dividends, volatility of 125%, risk-free interest rate of 3.28%, and expected life of 2 years. For disclosure purposes as of December 31, 2004 the derivative call option was valued at a fair value of $.087. As of March 31, 2005 the call option was valued at $.057. The stock price as of December 31, 2004 was approximately $.15 per share, and as of March 31, 2005 was approximately $.11, therefore there was a decrease of $14,996 in the derivative liability recognized for the three months ended March 31, 2005.

The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133.

Interest expense for the three months ended March 31, 2005 and 2004 was $3,000 and $0, respectively. At March 31, 2005, there was $5,419 of interest accrued.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 8-       STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2005, the Company has 50,000,000 shares of common stock authorized with a par value of $.001.

The Company has 45,519,985 shares issued and outstanding as of March 31, 2005.

During the three months ended March 31, 2005, the Company issued 1,400,000 for services at $.10 per share for a value of $140,000.

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

At March 31, 2005 and 2004, deferred tax assets consist of the following:

At March 31, 2005, the Company had a net operating loss carryforward in the approximate amount of $3,292,230, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 9-       PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2005 and 2004 is summarized as follows:

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

NOTE 11-      RESTATED FINANCIAL STATEMENTS

The Company has restated its previously issued condensed consolidated financial statements for the three months ended March 31, 2005 and 2004 to include:

•	The results of operations for its subsidiary Teliphone, Inc. which had been previously excluded, including the presentation of the noncontrolling interest of Teliphone, Inc.;
•	The accounting for the convertible debenture that was issued to Strathmere Associates International Limited for the principal sum of $100,000 on October 18, 2004;
•	The results of certain disbursements from banking accounts maintained by 3894517 Canada Inc; and
•
To properly reflect the acquisition of the $2,625,000 of equipment acquired for 26,250,000 shares previously recorded in 2004 in 2003 and related depreciation in 2004, as well as the $1,750,875 that was recorded as impairment in 2003 in accumulated deficit.

The net effect of these changes resulted in an increase in the net loss and accumulated deficit of $49,711 and $394,542 to bring the restated loss to $199,164 and $114,703 for the three months ended March 31, 2005 and 2004, respectively, and the restated accumulated deficit to $3,292,230 and $2,667,784 as of March 31, 2005 and 2004.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

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

Operating segment data for the three months ended March 31, 2005 are as follows:

		Wholesale	Connection
	Corporate	Services	Services	Total
Sales	$-	$385,960	$42,707	$428,667
Cost of sales	-	217,691	20,918	238,609
Gross profit (loss)	-	168,269	21,789	190,058
Operating expenses	140,000	95,351	102,048	337,399
Depreciation, amortization and impairment	37,175	2,473	10,353	50,001
Interest (net)	(3,000)	(0)	(0)	(3,000)
Net income (loss)	(180,175)	70,445	(90,612)	(200,342)
Segment assets	557,625	176,401	271,812	1,005,838
Fixed Assets, net of depreciation	557,625	36,651	108,366	702,642

The Company operated in only one segment for the three months ended March 31, 2004.

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

Results of Operations for Three Months Ending March 31, 2005 and 2004

For the three month period ended March 31, 2005, we generated total revenue of $428,667, compared to total revenue of $2,199 generated in the three months ended March 31, 2004. Our revenue was generated by sales of retail domestic and international voice and data products and sales of VoIP services.  The increase in our revenue is primarily attributable to sales of VoIP termination services in our CaribbeanONE network. Sales of VoIP termination services in our CaribbeanONE network accounted for $385,960 of our total revenue generated for the three months ended March 31, 2005. Sales of VoIP services in Canada through our subsidiary, Teliphone, Inc., accounted for $42,707 of our total revenue generated for the three months ended March 31, 2005.

Our cost of sales for the three months ended March 31, 2005 was $238,609. Our cost of sales for the three months ended March 31, 2004 was $37,159. Our cost of sales relate to purchases of voice and data products that utilize VoIP. The increase in our cost of sales is attributable to the growth of our business and increased product sales.

Gross profit for the three months ended March 31, 2005 was $190,058, while our gross loss for the three months ended March 31, 2004 was $34,960. Our reporting of profit is attributable to activities related to the profitable sale of VoIP termination on our CarribeanONE platform.

For the three month period ended March 31, 2005, we incurred operating expenses in the amount of $387,400, compared to operating expenses of $78,620 in the same three month period in the prior year. The increase in our operating expenses is primarily attributable to expenditures for selling and promotion, professional and consulting fees, and the payment of commissions and wages. The increase in our operating expenses is primarily attributable to the emergence and growth of operations in our subsidiary, Teliphone, Inc., during the reporting period.

For the three month period ended March 31, 2005, we had a net loss of $199,164.  We had a net loss of $114,703 for the three month period ended March 31, 2004. An increase in our net loss for the three month ended March 31, 2005 as compared to the same reporting period in the prior year is attributable to a significant increase in our operating expenses required to expand our business and implement our business plan.

Liquidity and Capital Resources

As of March 31, 2005, we had total current assets of $303,196 of which $71 consisted of cash on hand. Our total current liabilities as of March 31, 2005 were $289,667. As a result, we had working capital of $13,529 as of March 31, 2005.

Operating activities used $187,095 in cash for the three months ended March 31, 2005. Our net loss of $199,164 was the primary component of our negative operating cash flow. Our net cash used in investing activities for the period ended March 31, 2005 was $29,413. Investing activities during the three months ended March 31, 2005 relate to the acquisition of fixed assets. We had negative financing cash flow during the three months ended March 31, 2005 of $12,548.

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

Off Balance Sheet Arrangements

As of March 31, 2005, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying consolidated financial statements, we have incurred recurring losses of $199,164 and $114,703 for the three months ended March 31, 2005 and 2004, and had a working capital surplus of $13,519 as of March 31, 2005. We have recently emerged from the development stage and have just started generating revenues. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

In the near term, we will continue to pursue bridge financing to assist us in meeting our current working capital needs. Our ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to us, if at all.

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, we translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. Our reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. We record these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when we utilized a Canadian subsidiary to record all of the transactions. We recognized a gain (loss) of $144,873 and ($1,293) for the three months ended March 31, 2005 and 2004.

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

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. We, determined based upon an independent valuation performed on our equipment acquired from American United Corporation that there was impairment of $1,750,875 (on October 6, 2003) based upon the fair value of the stock issued for the equipment. This amount is reflected as impairment in the December 31, 2003 financial statements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our board of directors at that time. Based upon that evaluation, our board of directors concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

Subsequent to this reporting period, there was a change in management and new members were appointed to our board of directors. Our current management, under the supervision and with the participation of our board of directors, has reviewed the disclosure controls and procedures in place as of March 31, 2005 and concluded that they were not effective. This conclusion was reached as a result of our failure to include certain financial information in the condensed consolidated financial statements for the reporting period and subsequent reporting periods.

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

During the reporting period, we issued 200,000 shares of restricted common stock to a consultant for services rendered. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2005.

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

United American Corporation

Date:	May 17, 2006

By: /s/ Simon Lamarche Simon Lamarche Title: Chief Executive Officer, Chief Financial Officer, and Director