Form 10QSB/A
period 2005-06-30
UNITED AMERICAN CORP
filed 2006-05-18
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______ to __________

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

Explanatory Note

In our quarterly report on Form 10-QSB for the period ended June 30, 2005 filed with the Securities and Exchange Commission on September 22, 2005, we erred by failing to properly account for shares of common stock issued between July 1, 2003 and December 31, 2003 when compiling the Statement of Stockholder’s Deficiency for the year ended December 31, 2003 and the Consolidated Balance Sheet as of December 31, 2003. Consequently, the Condensed Consolidated Balance Sheet as of June 30, 2005 was inaccurate as a result of this error.

We erred by failing to properly include on the Condensed Consolidated Balance Sheet as of June 30, 2005 capital assets acquired pursuant to the share exchange agreement entered into with 3874958 Canada Inc. on July 18, 2003. Consequently, the Condensed Consolidated Balance Sheet as of June 30, 2005 was inaccurate as a result of this error.

We erred by failing to include in the condensed consolidated financial statements for the three and six months ended June 30, 2005 financial information from the operations of our subsidiary, 3894517 Canada Inc. 3894517 Canada Inc. was incorporated in Canada on May 21, 2001 and was acquired by us on January 1, 2004.

In this amended quarterly report on Form 10-QSB/A for the period ended June 30, 2005, we are restating the financial statements for the reporting period to provide the financial information set forth above which was previously omitted.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Condensed Consolidated Balance Sheet as of June 30, 2005 (Restated)
F-2	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six and Three Months Ended June 30, 2005 (Restated) and 2004 (Restated)
F-3	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 (Restated) and 2004 (Restated)
F-4	Notes to Condensed Consolidated Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

Restated
(IN US$)
ASSETS
Current Assets:
Cash and cash equivalents	$34,740
Accounts receivable, net	82,263
Inventory	102,490
Prepaid expenses and other current assets	816

Total Current Assets	220,309

Fixed assets, net of depreciation	660,418

TOTAL ASSETS	$880,727

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Loan payable	$50,291
Convertible debentures	377,410
Derivative liability	11,915
Accounts payable and accrued expenses	215,801

Total Current Liabilities	655,417

Total Liabilities	655,417

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 50,000,000 shares authorized
and 49,969,985 shares issued and outstanding	49,970
Additional paid-in capital	4,219,448
Accumulated deficit	(4,029,207)
Accumulated other comprehensive income (loss)	(28,651)
Noncontrolling interest	13,750

Total Stockholders' Equity (Deficit)	225,310

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$880,727

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	IN US$
	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
OPERATING REVENUES
Sales	$1,216,396	$74,079	$912,653	$71,880

COST OF SALES
Inventory, beginning of period	44,059	-	121,236	-
Purchases	1,109,880	59,360	833,232	22,201
Inventory, end of period	(102,490)	-	(102,490)	-
Total Cost of Sales	1,051,449	59,360	851,978	22,201

GROSS PROFIT (LOSS)	164,947	14,719	60,675	49,679

OPERATING EXPENSES
Selling and promotion	123,044	18,159	67,336	9,896
Professional and consulting fees	584,664	47,447	388,050	25,074
Commissions and wages	232,610	-	159,359	-
Other general and administrative expenses	56,866	7,661	10,930	3,383
Depreciation, amortization and impairment	99,083	87,412	49,082	43,706
Total Operating Expenses	1,096,267	160,679	674,757	82,059

LOSS BEFORE OTHER INCOME (EXPENSE)	(931,320)	(145,960)	(614,082)	(32,380)

OTHER INCOME (EXPENSE)
Interest expense	(6,000)	(1,557)	(3,000)	(434)
Total Other Income (Expense)	(6,000)	(1,557)	(3,000)	(434)

NET LOSS BEFORE PROVISION FOR INCOME TAXES
AND NONCONTROLLING INTEREST	(937,320)	(147,517)	(617,082)	(32,814)
Noncontrolling interest	13,750	-	12,572	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(923,570)	(147,517)	(604,510)	(32,814)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(923,570)	$(147,517)	$(604,510)	$(32,814)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	46,132,692	40,943,242	47,055,150	40,943,242

COMPREHENSIVE INCOME (LOSS)
Net loss	$(923,570)	$(147,517)	$(604,510)	$(32,814)
Other comprehensive income (loss)
Currency translation adjustments	44,677	481	(100,196)	-
Comprehensive income (loss)	$(878,893)	$(147,036)	$(704,706)	$(32,814)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	IN US$
	2005	2004
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(923,570)	$(147,517)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and impairment	99,083	87,412
Shares issued for services	473,750	-

Changes in assets and liabilities
(Increase) in accounts receivable	(29,519)	(4,353)
(Increase) in inventory	(58,431)	-
(Increase) decrease in prepaid expenses and other current assets	4	(746)
Increase in accounts payable and
and accrued expenses	109,428	28,144
Total adjustments	594,315	110,457

Net cash (used in) operating activities	(329,255)	(37,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(36,271)	-

Net cash (used in) investing activities	(36,271)	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from loan payable	24,712	-
Proceeds from loan payable - related parties	(42,702)	37,659
Proceeds from convertible debentures	289,325	-

Net cash provided by financing activities	271,335	37,659

Effect of foreign currency	44,677	481

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(49,514)	1,080

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	84,254	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$34,740	$1,080

CASH PAID DURING THE PERIOD FOR:
Interest expense	$6,000	$1,557

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

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
JUNE 30, 2005 AND 2004

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

In March 2005, Teliphone Inc. issued 4 shares of stock to management. After this transaction, the Company owned 96% of Teliphone, Inc. Subsequently, on April 28, 2005, the Company entered into a merger and reorganization agreement with OSK Capital II Corp., a Nevada corporation, where OSK Capital II Corp. became a majority owned subsidiary of the Company, and Teliphone, Inc. became a wholly owned subsidiary of OSK Capital II Corp. Therefore, a noncontrolling interest is reflected in the consolidated financial statements.

As discussed in Note 10 to the condensed consolidated financial statements, the Company has restated its financial statements for the six months ended June 30, 2005 and 2004.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $923,570 and $147,517 for the six months ended June 30, 2005 and 2004, and has a working capital deficiency of $435,108 as of June 30, 2005. The Company has recently emerged from the development stage and has just started generating revenues.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

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
JUNE 30, 2005 AND 2004

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
JUNE 30, 2005 AND 2004

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when the Company utilized a Canadian subsidiary to record all of the transactions. The Company recognized a foreign currency gain (loss) of $44,677 and $481 for the six months ended June 30, 2005 and 2004.

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has not recorded an allowance for doubtful accounts as of June 30, 2005.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the six months ended June 30, 2005 and 2004 are included in general and administrative expenses in the condensed consolidated statements of operations.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

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
JUNE 30, 2005 AND 2004

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
JUNE 30, 2005 AND 2004

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

NOTE 3-       FIXED ASSETS

Fixed assets as of June 30, 2005 were as follows:

	Estimated Useful
	Lives (Years)

Computer equipment	5	$942,022

Less: accumulated depreciation		(281,604)
Fixed assets, net		$660,418

There was $99,083 and $87,412 depreciation charged to operations for the six months ended June 30, 2005 and 2004, respectively.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 4-       LOANS PAYABLE

The Company beginning in 2004 entered into unsecured loans payable with non-related parties. There was $50,291 outstanding as of June 30, 2005.

NOTE 5-       RELATED PARTY LOANS

Beginning in 2004, the Company’s subsidiary entered into non-interest bearing loans with OSK Capital II Corp, a company with common officers and directors. There were no amounts outstanding as of June 30, 2005.

Additionally, the Company had loans with various directors that were non-interest bearing. There were no amounts outstanding as of June 30, 2005.

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

For disclosure purposes, the fair value of the derivative is estimated on the date of issuance of the debenture (October 18, 2004) using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for June 30, 2005, March 31, 2005 and December 31, 2004; no annual dividends, volatility of 125%, risk-free interest rate of 3.28%, and expected life of 2 years. For disclosure purposes as of December 31, 2004 the derivative call option was valued at a fair value of $.087. As of March 31, 2005 the call option was valued at $.057.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 6-       CONVERTIBLE DEBENTURES (CONTINUED)

As of June 30, 2005 the call option was valued at $.024. The stock price as of December 31, 2004 was approximately $.15 per share, and as of March 31, 2005 was approximately $.11, and June 30, 2005 was approximately $.06, therefore there was a decrease of $31,622 for the six months and $16,626 for the three months ended June 30, 2005, in the derivative liability as of June 30, 2005.

The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133.

Interest expense for the six months ended June 30, 2005 and 2004 was $6,000 and $0, respectively. At June 30, 2005, there was $2,419 of interest accrued.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 8-       STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2005, the Company has 50,000,000 shares of common stock authorized with a par value of $.001.

The Company has 49,969,985 shares issued and outstanding as of June 30, 2005.

During the six months ended June 30, 2005, the Company issued 1,400,000 for services at $.10 per share and 4,450,000 at $.075 per share for a value of $473,750.

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

At June 30, 2005 and 2004, deferred tax assets consist of the following:

At June 30, 2005, the Company had a net operating loss carryforward in the approximate amount of $4,029,207 available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 9-       PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2005 and 2004 is summarized as follows:

	2005	2004
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 10-      RESTATED FINANCIAL STATEMENTS

The Company has restated its previously issued condensed consolidated financial statements for the six months ended June 30, 2005 and 2004 to include:

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

The net effect of these changes resulted in an increase in the net loss and accumulated deficit of $658,894 and $638,466 to bring the restated loss to $923,570 and $147,517 for the six months ended June 30, 2005 and 2004, respectively, and the restated accumulated deficit to $4,029,207 and $2,700,598 as of June 30, 2005 and 2004.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

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

Operating segment data for the six months ended June 30, 2005 are as follows:

		Wholesale	Connection
	Corporate	Services	Services	Total
Sales	$-	$1,091,273	$125,123	$1,216,396
Cost of sales	-	1,016,740	34,709	1,051,449
Gross profit (loss)	-	74,533	90,414	164,947
Operating expenses	473,750	280,059	243,375	997,184
Depreciation, amortization and impairment	74,350	4,912	19,821	99,083
Interest (net)	(6,000)	(0)	(0)	(6,000)
Net income (loss)	(554,100)	(210,438)	(172,782)	(937,320)
Segment assets	520,450	108,430	251,847	880,727
Fixed Assets, net of depreciation	520,450	44,526	95,442	660,418

The Company operated in only one segment for the six months ended June 30, 2004.

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

Results of Operations for Three and Six Months Ending June 30, 2005 and 2004

For the three month period ended June 30, 2005, we generated total revenue of $912,653, compared to $71,880 for the three months ended June 30, 2004. For the six month period ended June 30, 2005, we generated total revenue of $1,216,396, compared to $74,079 of total revenue generated in the six months ended June 30, 2004. The increase in our revenue is primarily attributable to sales of VoIP termination services in our CaribbeanONE network. Sales of VoIP termination services in our CaribbeanONE network accounted for $830,237 of our total revenue generated for the three months ended June 30, 2005 and $1,216,197 of our total revenue generated for the six months ended June 30, 2005. Sales of VoIP services in Canada through our subsidiary, Teliphone, Inc., accounted for $82,416 of our total revenue generated for the three months ended June 30, 2005 and $125,123 of our total revenue generated for the six months ended June 30, 2005.

Our cost of sales for the three months ended June 30, 2005 was $851,978, compared to $22,201 for the three months ended June 30, 2004. Our cost of sales for the six months ended June 30, 2005 was $1,051,449, compared to $59,360 for the same period in the prior year Our cost of sales relate to purchases of voice and data products that utilize VoIP. The increase in our cost of sales is attributable to the growth of our business and increased product sales.

Gross profit for the three months ended June 30, 2005 was $60,675, while gross profit for the three months ended June 30, 2004 was $49,679. Gross profit for the six months ended June 30, 2005 was $164,947. Gross profit for the six months ended June 30, 2004 was $14,719. Our reporting of profit is attributable to activities related to the profitable sale of VoIP termination on our CarribeanONE platform.

For the three month period ended June 30, 2005, we incurred operating expenses in the amount of $674,757 compared to operating expenses of $82,059 in the same three month period in the prior year. For the six month period ended June 30, 2005, we incurred operating expenses in the amount of $1,096,267 compared to operating expenses of $160,679 in the same six month period in the prior year. The increase in our operating expenses is primarily attributable to expenditures for selling and promotion, professional and consulting fees, and the payment of commissions and wages. The increase in our operating expenses is primarily attributable to the emergence and growth of operations in our subsidiary, Teliphone, Inc., during the reporting period.

For the three month period ended June 30, 2005, we had a net loss of $604,510 compared to our net loss of $32,814 for the three month period ended June 30, 2004. For the six month period ended June 30, 2005, we had a net loss of $923,570 compared to our net loss of $147,517 for the six month period ended June 30, 2004.  An increase in our net loss for the three and six months ended June 30, 2005 as compared to the same reporting period in the prior year is attributable to a significant increase in our operating expenses required to expand our business and implement our business plan.

Liquidity and Capital Resources

As of June 30, 2005, we had total current assets of $220,309 of which $34,740 consisted of cash on hand. Our total current liabilities as of June 30, 2005 were $655,417. As a result, we had a working capital deficit of $435,108 as of June 30, 2005.

Operating activities used $329,255 in cash for the six months ended June 30, 2005. Our net loss of $923,570 for the six months ended June 30, 2005 was the primary component of our negative operating cash flow. Our net cash used in investing activities for the six months ended June 30, 2005 was $36,271. Investing activities during the six months ended June 30, 2005 relate to the acquisition of fixed assets. Cash flows provided by financing activities during the six months ended June 30, 2005 consisted of $271,335. We primarily relied on revenues and proceeds from a convertible debenture to fund our operations during the six months ended June 30, 2005.

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

Going Concern

As shown in the accompanying condensed consolidated financial statements, we have incurred recurring losses of $923,570 and $147,517 for the six months ended June 30, 2005 and 2004, and had a working capital deficiency of $435,108 as of June 30, 2005. We have recently emerged from the development stage and have just started generating revenues. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, we translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. Our reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. We record these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when we utilized a Canadian subsidiary to record all of the transactions. We recognized a gain (loss) of $44,677 and $481 for the six months ended June 30, 2005 and 2004.

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

We did not evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. Subsequent to the reporting period and following the appointment of two new directors, our board of directors carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the present disclosure controls and procedures in place as of June 30, 2005 were ineffective. This conclusion was reached as a result of our failure to include certain financial information in the condensed consolidated financial statements for the reporting period and subsequent reporting periods.

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

During the reporting period, we issued 950,000 shares of restricted common stock to a four consultants for services rendered. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2005.

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