Form 10QSB/A
period 2005-09-30
UNITED AMERICAN CORP
filed 2006-05-18
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

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

Explanatory Note

In our quarterly report on Form 10-QSB for the period ended September 30, 2005 filed with the Securities and Exchange Commission on November 23, 2005, we erred by failing to properly account for shares of common stock issued between July 1, 2003 and December 31, 2003 when compiling the Statement of Stockholder’s Deficiency for the year ended December 31, 2003 and the Consolidated Balance Sheet as of December 31, 2003. Consequently, the Condensed Consolidated Balance Sheet as of September 30, 2005 was inaccurate as a result of this error.

We erred by failing to properly include on the Condensed Consolidated Balance Sheet as of September 30, 2005 capital assets acquired pursuant to the share exchange agreement entered into with 3874958 Canada Inc. on July 18, 2003. Consequently, the Condensed Consolidated Balance Sheet as of September 30, 2005 was inaccurate as a result of this error.

We erred by failing to include in the condensed consolidated financial statements for the three and nine months ended September 30, 2005 financial information from the operations of our subsidiary, 3894517 Canada Inc. 3894517 Canada Inc. was incorporated in Canada on May 21, 2001 and was acquired by us on January 1, 2004.

In this amended quarterly report on Form 10-QSB/A for the period ended September 30, 2005, we are restating the financial statements for the reporting period to provide the financial information set forth above which was previously omitted.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Condensed Consolidated Balance Sheet as of September 30, 2005 (Restated)
F-2	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2005 (Restated) and 2004 (Restated)
F-3	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 (Restated) and 2004 (Restated)
F-4	Notes to Condensed Consolidated Financial Statements

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

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

Restated
(IN US$)
ASSETS
Current Assets:
Cash and cash equivalents	$233,745
Accounts receivable, net	121,111
Inventory	32,468
Prepaid expenses and other current assets	23,481

Total Current Assets	410,805

Fixed assets, net of depreciation	670,425

TOTAL ASSETS	$1,081,230

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Loan payable	$34,372
Loan payable - related parties	103,592
Convertible debentures	90,961
Derivative liability	9,039
Accounts payable and accrued expenses	389,082

Total Current Liabilities	627,046

Total Liabilities	627,046

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 50,000,000 shares authorized
and 49,969,985 shares issued and outstanding	49,970
Additional paid-in capital	4,219,448
Accumulated deficit	(4,248,212)
Accumulated other comprehensive income (loss)	15,048
Noncontrolling interest	417,930

Total Stockholders' Equity (Deficit)	454,184

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,081,230

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

		IN US$
	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
OPERATING REVENUES
Sales	$2,794,530	$216,323	$1,578,134	$142,244

COST OF SALES
Inventory, beginning of period	44,059	-	102,490	-
Purchases	2,581,312	145,485	1,545,796	86,125
Inventory, end of period	(32,468)	(25,134)	(32,468)	(25,134)
Total Cost of Sales	2,592,903	120,351	1,615,818	60,991

GROSS PROFIT (LOSS)	201,627	95,972	(37,684)	81,253

OPERATING EXPENSES
Selling and promotion	128,104	42,919	5,060	24,760
Research and development	103,006	-	103,006	-
Professional and consulting fees	591,972	176,711	7,308	129,264
Commissions and wages	310,157	-	77,547	-
Other general and administrative expenses	77,408	17,274	20,542	9,613
Depreciation, amortization and impairment	138,303	131,118	39,220	43,706
Total Operating Expenses	1,348,950	368,022	252,683	207,343

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,147,323)	(272,050)	(290,367)	(126,090)

OTHER INCOME (EXPENSE)
Interest expense	(9,000)	(2,221)	(3,000)	(664)
Total Other Income (Expense)	(9,000)	(2,221)	(3,000)	(664)

NET LOSS BEFORE PROVISION FOR INCOME TAXES
AND NONCONTROLLING INTEREST	(1,156,323)	(274,271)	(293,367)	(126,754)
Noncontrolling interest	86,170	-		-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,070,153)	(274,271)	(293,367)	(126,754)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,070,153)	$(274,271)	$(293,367)	$(126,754)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$(0.01)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	47,425,846	41,123,159	49,969,985	41,477,127

COMPREHENSIVE INCOME (LOSS)
Net loss	$(1,070,153)	$(274,271)	$(293,367)	$(126,754)
Other comprehensive income (loss)
Currency translation adjustments	88,376	(2,635)	43,699	(3,116)
Comprehensive income (loss)	$(981,777)	$(276,906)	$(249,668)	$(129,870)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	IN US$
	2005	2004
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,070,153)	$(274,271)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and impairment	138,303	131,118
Shares issued for services	473,750	92,674

Changes in assets and liabilities
(Increase) in accounts receivable	(68,367)	(29,586)
(Increase) decrease in inventory	11,591	(25,134)
(Increase) in prepaid expenses and other current assets	(22,661)	(791)
Increase in accounts payable and
and accrued expenses	282,707	70,344
Total adjustments	815,323	238,625

Net cash (used in) operating activities	(254,830)	(35,646)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(85,498)	(5,493)

Net cash (used in) investing activities	(85,498)	(5,493)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from loan payable	8,793	21,995
Proceeds from loan payable - related parties, net	60,890	30,155
Proceeds from convertible debentures	331,760	-

Net cash provided by financing activities	401,443	52,150

Effect of foreign currency	88,376	(2,635)

NET INCREASE IN
CASH AND CASH EQUIVALENTS	149,491	8,376

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	84,254	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$233,745	$8,376

CASH PAID DURING THE PERIOD FOR:
Interest expense	$6,000	$2,221

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

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
SEPTEMBER 30, 2005 AND 2004

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

As discussed in Note 10 to the condensed consolidated financial statements, the Company has restated its financial statements for the nine months ended September 30, 2005 and 2004.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $1,070,153 and $274,271 for the nine months ended September 30, 2005 and 2004, and has a working capital deficiency of $216,241 as of September 30, 2005. The Company has recently emerged from the development stage and as of March 31, 2004 has just started generating revenues.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004

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
SEPTEMBER 30, 2005 AND 2004

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
SEPTEMBER 30, 2005 AND 2004

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when the Company utilized a Canadian subsidiary to record all of the transactions. The Company recognized a foreign currency gain (loss) of $88,376 and ($2,635) for the nine months ended September 30, 2005 and 2004.

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has not recorded an allowance for doubtful accounts as of September 30, 2005.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended September 30, 2005 and 2004 are included in general and administrative expenses in the condensed consolidated statements of operations.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004

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
SEPTEMBER 30, 2005 AND 2004

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
SEPTEMBER 30, 2005 AND 2004

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

NOTE 3-       FIXED ASSETS

Fixed assets as of September 30, 2005 were as follows:

	Estimated Useful
	Lives (Years)

Computer equipment	5	$879,618

Less: accumulated depreciation		(131,118)
Fixed assets, net		$748,500

There was $138,303 and $131,118 depreciation charged to operations for the nine months ended September 30, 2005 and 2004, respectively.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 4-       LOANS PAYABLE

The Company beginning in 2004 entered into unsecured loans payable with non-related parties. There was $34,372 outstanding as of September 30, 2005.

NOTE 5-       RELATED PARTY LOANS

Beginning in 2004, the Company’s subsidiary entered into non-interest bearing loans with OSK Capital II Corp, a company with common officers and directors. There was $30,920 outstanding as of September 30, 2005.

Additionally, the Company had loans with various directors that were non-interest bearing. There was $103,592 outstanding as of September 30, 2005.

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
SEPTEMBER 30, 2005 AND 2004

NOTE 6-       CONVERTIBLE DEBENTURES (CONTINUED)

As of June 30, 2005 the call option was valued at $.024. As of September 30, 2005 the call option was valued at $.018. The stock price as of December 31, 2004 was approximately $.15 per share, as of March 31, 2005 was approximately $.11, as of June 30, 2005 was approximately $.06, and as of September 30, 2005 was $.05, therefore there was a decrease of $34,498 for the nine months and $2,876 for the three months ended September 30, 2005 in the derivative liability as of September 30, 2005.

The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133.

Interest expense for the nine months ended September 30, 2005 and 2004 was $9,000 and $0, respectively. At September 30, 2005, there was $5,419 of interest accrued.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 8-       STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2005, the Company has 50,000,000 shares of common stock authorized with a par value of $.001.

The Company has 49,969,985 shares issued and outstanding as of September 30, 2005.

During the nine months ended September 30, 2005, the Company issued 1,400,000 for services at $.10 per share and 4,450,000 at $.075 per share for a value of $473,750.

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

At September 30, 2005 and 2004, deferred tax assets consist of the following:

At September 30, 2005, the Company had a net operating loss carryforward in the approximate amount of $4,248,212, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 9-       PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2005 and 2004 is summarized as follows:

	2005	2004
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 10-      RESTATED FINANCIAL STATEMENTS

The Company has restated its previously issued condensed consolidated financial statements for the nine months ended September 30, 2005 and 2004 to include:

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

The net effect of these changes resulted in an increase in the net loss and accumulated deficit of $665,625 and $600,133 to bring the restated loss to $1,070,153 and $274,271 for the nine months ended September 30, 2005 and 2004, respectively, and the restated accumulated deficit to $4,248,212 and $2,827,352 as of September 30, 2005 and 2004.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004

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

Operating segment data for the nine months ended September 30, 2005 are as follows:

		Wholesale	Connection
	Corporate	Services	Services	Total
Sales	$-	$2,647,376	$147,154	$2,794,530
Cost of sales	-	2,262,356	330,547	2,592,903
Gross profit (loss)	-	385,020	(183,393)	201,627
Operating expenses	473,750	442,581	294,316	1,210,647
Depreciation, amortization and impairment	111,525	7,437	19,341	138,303
Interest (net)	(9,000)	(0)	(0)	(9,000)
Net income (loss)	(594,275)	(64,998)	(497,050)	(1,156,323)
Segment assets	483,275	314,048	283,907	1,081,230
Fixed Assets, net of depreciation	483,275	30,752	156,398	670,425

Operating segment data for the three months ended September 30, 2004 are as follows:

		Wholesale	Connection
	Corporate	Services	Services	Total
Sales	$-	$212,876	$3,447	$216,323
Cost of sales	-	116,330	4,021	120,351
Gross profit (loss)	-	96,546	(574)	95,972
Operating expenses	92,674	115,274	28,956	236,904
Depreciation, amortization and impairment	131,118	-	-	131,118
Interest (net)	-	(2,221)	-	(2,221)
Net income (loss)	(223,792)	(20,949)	(29,530)	(274,271)
Segment assets	743,007	37,986	31,394	812,387
Fixed Assets, net of depreciation	743,007	5,493	-	748,500

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

Results of Operations for Three and Nine Months Ending September 30, 2005 and 2004

For the three month period ended September 30, 2005, we generated total revenue of $1,578,134, compared to revenue of $142,244 for the same three month period in the prior year.  For the nine month period ended September 30, 2005, we generated total revenue of $2,794,530, compared to revenue of $216,323 for the same nine month period in the prior year. The increase in our revenue is primarily attributable to sales of VoIP termination services in our CaribbeanONE network. Sales of VoIP termination services in our CaribbeanONE network accounted for $1,556,104 of our total revenue generated for the three months ended September 30, 2005 and $2,772,301 of our total revenue generated for the nine months ended September 30, 2005. Sales of VoIP services in Canada through our subsidiary, Teliphone, Inc., accounted for $22,301 of our total revenue generated for the three months ended September 30, 2005 and $147,154 of our total revenue generated for the nine months ended September 30, 2005.

Our cost of sales for the three months ended September 30, 2005 was $1,615,818, compared to cost of sales of $60,991 in the same reporting period in the prior year.  Our cost of sales for the nine months ended September 30, 2005 was $2,592,903, compared to cost of sales of $120,351 in the same reporting period in the prior year. The increase in our cost of revenues is attributable to increased purchases of terminating minutes within countries of termination, along with purchases of inventory of hardware attributed to new customer acquisition for OSK Capital II Corp./Teliphone.

Gross loss for the three months ended September 30, 2005 was $37,684, compared to gross profit of $81,253 for the three months ended September 30, 2004.  The decrease in gross profit for the three months ended September 30, 2005 when compared to the same reporting period in the prior year is attributable to increased purchases of inventory to provide to our increasing consumer base. Gross profit for the nine months ended September 30, 2005 was $201,627, compared to $95,972 for the nine months ended September 30, 2004. The increase in gross profit for the nine months ended September 30, 2005 when compared to the same reporting period in the prior year is attributable to activities related to the profitable sale of VoIP termination on our CarribeanONE platform.

For the three month period ended September 30, 2005 we incurred operating expenses in the amount of $252,683 compared to operating expenses of $207,343 in the same three month period in the prior year.  For the nine month period ended September 30, 2005 we incurred operating expenses in the amount of $1,348,950, compared to operating costs of $368,022 in the same nine month period in the prior year.  The increase in our operating expenses is primarily attributable to expenditures for selling and promotion, professional and consulting fees, and the payment of commissions and wages. The increase in our operating expenses is primarily attributable to the emergence and growth of operations in our subsidiary, OSK Capital II Corp./Teliphone, during the reporting period.

For the three month period ended September 30, 2005, we had a net loss of $293,367.  We had a net loss of $126,754 for the three month period ended September 30, 2004.  For the nine month period ended September 30, 2005, we had a net loss of $1,070,153.  We had a net loss of $274,271 for the nine month period ended September 30, 2004. An increase in our net loss for the three and nine months ended September 30, 2005 as compared to the same reporting period in the prior year is attributable to a significant increase in our operating expenses required to expand our business and implement our business plan.

Liquidity and Capital Resources

As of September 30, 2005, we had total current assets of $410,805 of which $233,745 consisted of cash on hand. Our total current liabilities as of September 30, 2005 were $627,046. We had a working capital deficit of $216,241 as of September 30, 2005.

Operating activities used $254,830 in cash for the nine months ended September 30, 2005. Our net loss of $1,070,153 for the nine months ended September 30, 2005 was the primary component of our negative operating cash flow. . Our net cash used in investing activities for the nine months ended September 30, 2005 was $85,498. Investing activities during the nine months ended September 30, 2005 relate to the acquisition of fixed assets. Cash flows provided by financing activities during the nine months ended September 30, 2005 consisted of $401,443. We primarily relied on revenues and proceeds from a convertible debenture to fund our operations during the nine months ended September 30, 2005.

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

Going Concern

As shown in the accompanying condensed consolidated financial statements, we have incurred recurring losses of $1,070,153 and $274,271 for the nine months ended September 30, 2005 and 2004, and had a working capital deficiency of $216,241 as of September 30, 2005. We have recently emerged from the development stage and have just started generating revenues. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, we translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. Our reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. We record these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when we utilized a Canadian subsidiary to record all of the transactions. We recognized a gain (loss) of $88,376 and ($2,635) for the nine months ended September 30, 2005 and 2004.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our board of directors at that time. Based upon that evaluation, our board of directors concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.

Subsequent to this reporting period, there was a change in management and new members were appointed to our board of directors. Our current management, under the supervision and with the participation of our board of directors, has reviewed the disclosure controls and procedures in place as of September 30, 2005 and concluded that they were not effective. This conclusion was reached as a result of our failure to include certain financial information in the condensed consolidated financial statements for the reporting period and subsequent reporting periods.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2005.

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