Form 10QSB
period 2006-03-31
UNITED AMERICAN CORP
filed 2006-05-22
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Condensed Consolidated Balance Sheet as of March 31, 2006
F-2	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2006 and 2005
F-3	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005
F-4	Notes to Condensed Consolidated Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
 MARCH 31, 2006
(UNAUDITED)

ASSETS

(IN US$)

Current Assets:
Cash and cash equivalents	$-
Accounts receivable, net	125,952
Investment tax credit receivable	16,429
Inventory	20,014
Prepaid expenses and other current assets	27,314

Total Current Assets	189,709

Fixed assets, net of depreciation	590,601

TOTAL ASSETS	$780,310

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$15,380
Loan payable	77,775
Loan payable - related parties	142,584
Convertible debentures	90,961
Derivative liability	9,039
Accounts payable and accrued expenses	598,521

Total Current Liabilities	934,260

Total Liabilities	934,260

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 49,969,985 shares issued and outstanding	49,970
Additional paid-in capital	4,219,448
Accumulated deficit	(4,939,717)
Accumulated other comprehensive income (loss)	45,496
Noncontrolling interest	470,853

Total Stockholders' Equity (Deficit)	(153,950)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$780,310

The accompanying notes are an integral part of the condensed financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

ASSETS
	2006	2005

OPERATING REVENUES
Sales	$2,463,170	$428,667

COST OF SALES
Inventory, beginning of period	51,652	44,059
Purchases	2,293,893	315,786
Inventory, end of period	(20,014)	(121,236)
Total Cost of Sales	2,325,531	238,609

GROSS PROFIT	137,639	190,058

OPERATING EXPENSES
Selling and promotion	26,988	55,708
Professional and consulting fees	70,836	196,614
Commissions and wages	255,584	73,251
Other general and administrative expenses	37,529	11,826
Depreciation, amortization and impairment	56,745	50,001
Total Operating Expenses	447,682	387,400

LOSS BEFORE OTHER INCOME (EXPENSE)	(310,043)	(197,342)

OTHER INCOME (EXPENSE)
Interest expense	(4,266)	(3,000)
Total Other Income (Expense)	(4,266)	(3,000)

NET LOSS BEFORE PROVISION FOR INCOME TAXES
AND NONCONTROLLING INTEREST	(314,309)	(200,342)
Noncontrolling interest	27,828	1,178

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(286,481)	(199,164)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(286,481)	$(199,164)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	49,969,985	45,199,985

COMPREHENSIVE INCOME (LOSS)
Net loss	$(286,481)	$(199,164)
Other comprehensive income (loss)
Currency translation adjustments	6,474	144,873
Comprehensive income (loss)	$(280,007)	$(54,291)

The accompanying notes are an integral part of the condensed financial statements.

UNITED AMERICAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	IN US$
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(286,481)	$(199,164)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and impairment	56,745	50,001
Shares issued for services	-	140,000

Changes in assets and liabilities
(Increase) decrease in accounts receivable	60,878	(128,751)
(Increase) in investment tax credit receivable	73	-
(Increase) decrease in inventory	31,638	(77,177)
(Increase) decrease in prepaid expenses and other current assets	6,240	(7)
Increase (decrease) in accounts payable and
and accrued expenses	(9,455)	28,003
Total adjustments	146,119	12,069

Net cash (used in) operating activities	(140,362)	(187,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(7,245)	(29,413)

Net cash (used in) investing activities	(7,245)	(29,413)

CASH FLOWS FROM FINANCING ACTIVITES
(Decrease) in bank overdraft	(1,525)	-
Proceeds from loan payable, net	74	(25,579)
Proceeds from loan payable - related parties	142,584	(16,438)
Proceeds from convertible debentures	-	29,469

Net cash provided by (used in) financing activities	141,133	(12,548)

Effect on foreign currency	6,474	144,873

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	(84,183)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	84,254

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$71

CASH PAID DURING THE PERIOD FOR:
Interest expense	$3,000	$-

The accompanying notes are an integral part of the condensed financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 1-       ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
MARCH 31, 2006 AND 2005

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $286,481 and $199,164 for the three months ended March 31, 2006 and 2005, and has a working capital surplus of $744,551 as of March 31, 2006. The Company had emerged from the development stage and as of March 31, 2004 has started generating revenues.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005

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
MARCH 31, 2006 AND 2005

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
MARCH 31, 2006 AND 2005

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when the Company utilized a Canadian subsidiary to record all of the transactions. The Company recognized a gain (loss) of $6,474 and $144,873 for the three months ended March 31, 2006 and 2005.

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has recorded an allowance for doubtful accounts of $7,232 as of March 31, 2006.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three months ended March 31, 2006 and 2005 are included in general and administrative expenses in the condensed consolidated statements of operations.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005

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
MARCH 31, 2006 AND 2005

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
MARCH 31, 2006 AND 2005

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

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will evaluate the impact of SFAS 155 on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS 154 will not have a material impact on its consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 3-       FIXED ASSETS

Fixed assets as of March 31, 2006 were as follows:

	Estimated Useful
	Lives (Years)

Computer equipment	5	$1,020,419

Less: accumulated depreciation		(429,818)
Fixed assets, net		$590,601

There was $56,745 and $50,001 depreciation charged to operations for the three months ended March 31, 2006 and 2005, respectively.

The Company acquired telecommunications equipment in its acquisition of American United Corporation valued at $874,125, net of impairment of $1,750,875 in the issuance of the 26,250,000 shares of common stock. This equipment however, was not placed into service until 2004, therefore no depreciation was recorded for those assets in 2003.

NOTE 4-       LOANS PAYABLE

The Company beginning in 2004 entered into unsecured loans payable with non-related parties. There was $77,775 outstanding as of March 31, 2006.

NOTE 5-       RELATED PARTY LOANS

Beginning in April 2005, the Company’s subsidiary entered into non-interest bearing loans with OSK Capital II Corp, a company with common officers and directors. There were no amounts outstanding as of March 31, 2006.

Additionally, the Company had loans with various directors that were non-interest bearing. There was $142,584 outstanding as of March 31, 2006.

NOTE 6-       CONVERTIBLE DEBENTURES

On October 18, 2004, the Company entered into 12% Convertible Debentures (the “Debentures”) with Strathmere Associates International Limited in the amount of $100,000. The Debentures have a maturity date of October 31, 2006, and incur interest at a rate of 12% per annum, payable every six months.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 6-       CONVERTIBLE DEBENTURES (CONTINUED)

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

For disclosure purposes, the fair value of the derivative is estimated on the date of issuance of the debenture (October 18, 2004) using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for March 31, 2006 and 2005; no annual dividends, volatility of 125%, risk-free interest rate of 3.28%, and expected life of 2 years. For disclosure purposes as of March 31, 2006 and 2005 the derivative call option was approximately $.018 and $.057 per share, therefore there was a decrease of $0 and $14,996 in the derivative liability recognized for the three months ended March 31, 2006 and 2005, respectively.

The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133.

Interest expense for the three months ended March 31, 2006 and 2005 was $3,000 and $3,000, respectively. At March 31, 2006, there was $5,419 of interest accrued.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005

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

NOTE 8-       STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2006, the Company has 50,000,000 shares of common stock authorized with a par value of $.001.

The Company has 49,969,985 shares issued and outstanding as of March 31, 2006.

The Company has not issued any shares for the three months ended March 31, 2006.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005

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

At March 31, 2006 and 2005, deferred tax assets consist of the following:

At March 31, 2006, the Company had a net operating loss carryforward in the approximate amount of $4,939,717, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2006 and 2005 is summarized as follows:

	2006	2005
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 10-      SEGMENT INFORMATION

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 10-      SEGMENT INFORMATION (CONTINUED)

Operating segment data for the three months ended March 31, 2006 are as follows:

		Wholesale	Connection
	Corporate	Services	Services	Total
Sales	$-	$2,355,452	$107,718	$2,463,170
Cost of sales	-	2,220,013	105,518	2,325,531
Gross profit (loss)	-	135,439	2,200	137,639
Operating expenses	25,368	260,970	104,599	390,937
Depreciation, amortization and impairment	44.610	3.480	8,655	56.745
Interest (net)	(3,000)	(1,010)	(256)	(4,266)
Net income (loss)	(72,978)	(130,021)	(111,310)	(314,309)
Segment assets	401,490	136,551	242,269	780,310
Fixed Assets, net of depreciation	401,490	42,942	146,169	590,601

Operating segment data for the three months ended March 31, 2005 are as follows:

		Wholesale	Connection
	Corporate	Services	Services	Total
Sales	$-	$385,960	$42,707	$428,667
Cost of sales	-	217,691	20,918	238,609
Gross profit (loss)	-	168,269	21,789	190,058
Operating expenses	140,000	95,351	102,048	337,399
Depreciation, amortization and impairment	37,175	2,473	10,353	50,001
Interest (net)	(3,000)	(0)	(0)	(3,000)
Net income (loss)	(180,175)	70,445	(90,612)	(200,342)
Segment assets	557,625	176,401	271,812	1,005,838
Fixed Assets, net of depreciation	557,625	36,651	108,366	702,642

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning this Company and its business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We were incorporated on July 17, 1992, under the laws of the state of Florida. Since our inception, we sought out various business opportunities. None proved successful over a sustained period of time. We explored opportunities to acquire products or businesses that had the potential for profit.

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

At this stage our of business plan, we were successfully able to provide businesses and individuals with the ability to utilize our VoIP network to transmit communications through the use of a mobile and landline phone that connects to the Internet. Our ability to grow beyond the Montreal, Quebec geographical area was inhibited at this point because our agreement with Rogers Business Solutions Inc. limited the telephone numbers that we were able to provide to our consumers to numbers that contained Canadian area codes. Consumers generally desire area codes for the telephone numbers they are assigned which are consistent with the geographical area where they primarily conduct business or reside.

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

Also under the terms of this carrier agreement with XO, we acquired the ability to purchase and utilize voice channels that maintain within the United States. The ability to purchase and utilize these voice channels is beneficial to our consumers that originate calls that terminate in the United States. Use of these voice channels enables us route calls to their termination point without utilizing carriers outside of our network that would likely charge higher fees to route the call to its termination point. This completion of the carrier agreement with XO further established our VoIP network and positioned us with the ability to compete with other providers of VoIP in certain major metropolitan markets in the United States.

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

This agreement with Kore has broadened our knowledge in the area of integration and call control that occurs between VoIP networks and that of cellular networks when a consumer utilizes a mobile phone that is compatible with both a VoIP network and a GSM network utilized by traditional cellular phones. As a result, we have enhanced our services to customers using their own cellular phones with our VoIP services. These integration services offer the following benefits to this specific consumer type:

•	A single phone number that can be utilized with a consumer’s multiple land, VoIP, and cellular phone line without the need to secure additional phone numbers
•	One voicemail to receive messages regardless of whether the call is received on the VoIP or GSM network
•	The ability for our customer to select a phone number from any city within our inbound network and have all of those calls forwarded to him/her, across our network, for a fixed monthly charge.
•	Our customers can access one of our local access numbers in order for us to terminate their phone call over our network, thereby gaining the long distance portion of the revenue for each call made.

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

We succeeded in meeting our objectives when we entered into a distribution agreement with MSBR Communication Inc. (“MSBR”) on March 1, 2005 for the purpose accessing the retail consumer portion of our target market through retail and Internet-based sales. Under the terms of this agreement, MSBR was granted the exclusive right to distribute mobile or landline phones that utilize our VoIP network via Internet-based sales or direct sales to retail establishments in the territory consisting of the Province of Quebec in Canada exclusive of Sherbrooke, Quebec. This agreement was entered into for a term of two (2) years with automatic renewals for additional one year terms unless either party provides notice within 90 days of the initial two year term. This agreement is subject to termination upon the occurrence of specified events triggering default. MSBR will receive a pre-determined commission based upon sales of mobile or landline phones that utilize our VoIP network and revenues derived from retailer consumers who activated their VoIP service through distribution channels used by MSBR. As a result of this agreement, MSBR Communications Inc. has succeeded in building a distribution network of over 70 points of retail sale, telemarketing sales partners and small business telecommunications interconnect companies. This distribution network is the current driver of our new customer acquisition in the retail segment of our business. MSBR has recently restructured and now conducts business as BC Communications.

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

A critical component of our ability to expand our business and increase our sales presence internationally requires that we have the ability to offer local phone numbers in an increasing amount of geographical areas. If we are unable to offer consumers area codes in their local, we will be unable to compete with other providers that have the ability to offer local area codes to a consumer. During the third quarter of 2005, our subsidiary, Teliphone, Inc., entered into an agreement with RNK Telecom (“RNK”), a Massachusetts corporation, which provides us with the ability to offer potential consumers phone numbers with area codes in over 200 metropolitan markets throughout the United States and Canada. This agreement also provides us with access to international affiliates of RNK that will enable us to offer local phone number in various international cities in Europe, Asia and Latin America.

Subsequent to the reporting period in May 2006, we completed and now have an operational VoIP gateway in Mali, Africa.

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

Results of Operations for Three Months Ending March 31, 2006 and 2005

For the three month period ended March 31, 2006, we generated total revenue of $2,463,170, compared to total revenue of $428,667 generated in the three months ended March 31, 2005. Our revenue was generated by sales of retail domestic and international voice and data products and services using VoIP.  Our increased generation of revenue for the three month period ended March 31, 2006 when compared to the same reporting period in the prior year is primarily attributable to increases in sales of VoIP termination services in our CarribbeanONE network and new constructed Gabon network. Sales of VoIP termination services in our CaribbeanONE network accounted for $2,355,452 of our total revenue generated for the three months ended March 31, 2006. Retail sales of VoIP services in Canada through our subsidiary, OSK Capital II Corp./Teliphone, accounted for $107,718 of our total revenue generated for the three months ended March 31, 2006. We anticipate that our revenues will increase based upon our offering of VoIP termination services utilizing out VoIP gateway in Gabon, Africa.

Our cost of revenues for the three months ended March 31, 2006 was $2,325,531. Our cost of revenues for the three months ended March 31, 2005 was $238,609. The increase in our cost of revenues reflects a significant increase in purchases of voice and data products that utilize VoIP and purchases of inventory of hardware. The additional purchases have been required to service our expanding consumer base. Our purchases for the three months ended March 31, 2006 was $2,293,893, compared to $315,786 for the same period in the prior year.

Gross profit for the three months ended March 31, 2006 was $137,639, while our gross profit for the three months ended March 31, 2005 was $190,058. The decrease in gross profit for the three months ended March 31, 2006 when compared to the same reporting period in the prior year is attributable to increased purchases of inventory to services and provide product to our increasing customer base. The decrease was also primarily attributable to lower gross profit margins on call termination traffic in Africa as compared to greater margins on our CaribbeanOne network.

For the three month period ended March 31, 2006, we incurred operating expenses in the amount of $447,682, compared to operating costs of $387,400 in the same three month period in the prior year. The increase in operating expenses for the three months ended March 31, 2006 when compared to the same reporting period in the prior year is attributable to a significant increase in the payment of commissions and wages. We incurred commission and wage expenditures of $255,584 in the three months ended March 31, 2006, compared to commission and wage expenditures of $73,251 in the same three month period in the prior year. We paid commissions based upon sales of VoIP termination services. As a result of a significant increase in the sales of VoIP termination services, our commissions and wages increased correspondingly.

For the three month period ended March 31, 2006, we had a net loss of $286,481.  We had a net loss of $199,164 for the three month period ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had total current assets of $189,709 and no cash on hand. Our current assets consisted of net accounts receivable of $125,952, an investment tax credit receivable of $16,249, inventory of $20,014, and prepaid expenses and other current assets of $27,314. Our total current liabilities as of March 31, 2006 were $934,260. As a result, we had a working capital deficit of $744,551 as of March 31, 2006.

Operating activities used $140,362 in cash for the three months ended March 31, 2006. Our net loss of $286,481 was the primary component of our negative operating cash flow. Our net cash used in investing activities for the period ended March 31, 2006 was $7,245. Investing activities during the three months ended March 31, 2006 relate to the acquisition of fixed assets. These fixed assets are attributable to our new gateway installations in Gabon and Mali Africa. Cash flows provided by financing activities during the three months ended March 31, 2006 consisted of $141,133. We primarily relied on revenues and proceeds from loans payable from related parties to fund our operations during the three months ended March 31, 2006.

The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of March 31, 2006, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying condensed consolidated financial statements, we have incurred recurring losses of $286,481 and $199,164 for the three months ended March 31, 2006 and 2005, and had a working capital surplus of $744,551 as of March 31, 2006. We have recently emerged from the development stage and started generating revenues as of March 31, 2004. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, we translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. Our reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. We record these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when we utilized a Canadian subsidiary to record all of the transactions. We recognized a gain (loss) of $6,474 and $144,873 for the three months ended March 30, 2006 and 2005.

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

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will evaluate the impact of SFAS 155 on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS 154 will not have a material impact on our consolidated financial statements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Simon Lamarche. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are not effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	RNK Telecom Agreement
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED AMERICAN CORPORATION

Date:	May 19, 2006

By: /s/ Simon Lamarche Simon Lamarche Title: Chief Executive Officer, Chief Financial Officer, and Director