Form 10QSB
period 2006-06-30
UNITED AMERICAN CORP
filed 2006-08-14
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-27621

United American Corporation
(Exact name of small business issuer as specified in its charter)

Florida	95-4720231
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1080 Beaver Hall Suite 1555 Montreal, Quebec, Canada H2Z 1S8
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,969,985 common shares as of August 14, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Condensed Consolidated Balance Sheet as of June 30, 2006;
F-2	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2006 and 2005;
F-3	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005;
F-4	Notes to Condensed Consolidated Financial Statements;

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

ASSETS

(IN US$)

Current Assets:
Cash and cash equivalents	$32,912
Accounts receivable, net	325,796
Investment tax credit receivable	17,191
Inventory	15,862
Prepaid expenses and other current assets	21,256

Total Current Assets	413,017

Fixed assets, net of depreciation	571,460

TOTAL ASSETS	$984,477

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Loan payable	$86,926
Loan payable - related parties	594,417
Convertible debentures	90,961
Derivative liability	9,039
Accounts payable and accrued expenses	268,376

Total Current Liabilities	1,049,719

Total Liabilities	1,049,719

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 50,000,000 shares authorized
and 49,969,985 shares issued and outstanding	49,970
Additional paid-in capital	4,219,448
Accumulated deficit	(4,918,305)
Accumulated other comprehensive income (loss)	92,799
Noncontrolling interest	490,846

Total Stockholders' Equity (Deficit)	(65,242)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$984,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	IN US$
	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005

OPERATING REVENUES
Sales	$4,347,336	$1,216,396	$1,884,166	$912,653

COST OF SALES
Inventory, beginning of period	51,652	44,059	20,014	121,236
Purchases	3,759,996	1,109,880	1,466,103	833,232
Inventory, end of period	(15,862)	(102,490)	(15,862)	(102,490)
Total Cost of Sales	3,795,786	1,051,449	1,470,255	851,978

GROSS PROFIT	551,550	164,947	413,911	60,675

OPERATING EXPENSES
Selling and promotion	56,220	123,044	29,232	67,336
Professional and consulting fees	139,188	584,664	68,352	388,050
Commissions and wages	441,569	232,610	185,985	159,359
Other general and administrative expenses	72,091	56,866	34,562	10,930
Depreciation, amortization and impairment	118,750	99,083	62,005	49,082
Total Operating Expenses	827,818	1,096,267	380,136	674,757

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(276,268)	(931,320)	33,775	(614,082)

OTHER INCOME (EXPENSE)
Interest expense	(16,627)	(6,000)	(12,361)	(3,000)
Total Other Income (Expense)	(16,627)	(6,000)	(12,361)	(3,000)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
AND NONCONTROLLING INTEREST	(292,895)	(937,320)	21,414	(617,082)
Noncontrolling interest	47,820	13,750	19,993	12,572

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(245,075)	(923,570)	41,407	(604,510)
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(245,075)	$(923,570)	$41,407	$(604,510)

NET (EARNINGS (LOSS) PER BASIC AND DILUTED SHARES	$(0.00)	$(0.02)	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	49,969,985	46,132,692	49,969,985	47,055,150

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(245,075)	$(923,570)	$41,407	$(604,510)
Other comprehensive income (loss)
Currency translation adjustments	53,777	44,677	47,303	(100,196)
Comprehensive income (loss)	$(191,298)	$(878,893)	$88,710	$(704,706)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	IN US$
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(245,075)	$(923,570)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and impairment	118,750	99,083
Shares issued for services	-	473,750

Changes in assets and liabilities
(Increase) in accounts receivable	(138,966)	(29,519)
(Increase) in investment tax credit receivable	(689)	-
(Increase) in inventory	35,790	(58,431)
(Increase) decrease in prepaid expenses and other current assets	12,298	4
Increase (decrease) in accounts payable and
and accrued expenses	(339,600)	109,428
Total adjustments	(312,417)	594,315

Net cash (used in) operating activities	(557,492)	(329,255)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(50,110)	(36,271)

Net cash (used in) investing activities	(50,110)	(36,271)

CASH FLOWS FROM FINANCING ACTIVITES
(Decrease) in bank overdraft	(16,905)	-
Proceeds from loan payable	9,225	24,712
Proceeds from loan payable - related parties	594,417	(42,702)
Proceeds from convertible debentures	-	289,325

Net cash provided by financing activities	586,737	271,335

Effect of foreign currency	53,777	44,677

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	32,912	(49,514)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	84,254

CASH AND CASH EQUIVALENTS - END OF PERIOD	$32,912	$34,740

CASH PAID DURING THE PERIOD FOR:
Interest expense	$6,000	$6,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

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
JUNE 30, 2006 AND 2005

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

On August 1, 2006, Teliphone Inc. entered into an agreement with 3901823 Canada Inc. (“3901823”) and Intelco Communications (“Intelco Communications”) whereby Teliphone will issue 35 class A voting shares of its common stock representing 25.2% of Teliphone’s issued shares to 3901823 in exchange for fixed costs approximating $144,000 for the period August 1, 2006 through July 31, 2007, a line of credit of $75,000 (CAD$), of which $25,000 (CAD$) was drawn upon in July 2006 and the use of its software to sell to Intelco Communications existing customer base the services of Teliphone. In lieu of receiving cash for the licensing of its software,

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 1-       ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Teliphone will apply $1 per customer per month at a minimum of $5,000 per month for the 25.2% ownership. 3901823 will receive additional shares of Teliphone should Intelco Communications not earn $144,000 in charges under these license fees over the one-year period. 3901823 could earn a maximum of 8.34% in addition to the 25.2% for a total of 33.54% of Teliphone.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $245,075 and $923,570 for the six months ended June 30, 2006 and 2005, and has a working capital deficiency of $636,702 as of June 30, 2006. The Company had emerged from the development stage and as of March 31, 2004 has started generating revenues.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when the Company utilized a Canadian subsidiary to record all of the transactions. The Company recognized a gain (loss) of $53,777 and $44,677 for the six months ended June 30, 2006 and 2005.

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has recorded an allowance for doubtful accounts of $7,232 as of June 30, 2006.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable (Continued)

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the six months ended June 30, 2006 and 2005 are included in general and administrative expenses in the condensed consolidated statements of operations.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2006	2005

Net loss	$(245,075)	$(923,570)

Weighted-average common shares
Outstanding (Basic)	49,969,985	46,132,692

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	49,969,985	46,132,692

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
JUNE 30, 2006 AND 2005

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 3-       FIXED ASSETS

Fixed assets as of June 30, 2006 were as follows:

	Estimated Useful
	Lives (Years)
Computer equipment	5	$1,063,283

Less: accumulated depreciation		(491,823)
Fixed assets, net		$571,460

There was $118,750 and $99,083 depreciation charged to operations for the six months ended June 30, 2006 and 2005, respectively.

The Company acquired telecommunications equipment in its acquisition of American United Corporation valued at $874,125, net of impairment of $1,750,875 in the issuance of the 26,250,000 shares of common stock. This equipment however, was not placed into service until 2004, therefore no depreciation was recorded for those assets in 2003.

NOTE 4-       LOANS PAYABLE

The Company beginning in 2004 entered into unsecured loans payable with non-related parties. There was $86,926 outstanding as of June 30, 2006.

NOTE 5-       RELATED PARTY LOANS

Beginning in April 2005, the Company’s subsidiary entered into non-interest bearing loans with OSK Capital II Corp, a company with common officers and directors. There were no amounts outstanding as of June 30, 2006.

Additionally, the Company had loans with various directors that were non-interest bearing. There was $594,417 outstanding as of June 30, 2006.

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
JUNE 30, 2006 AND 2005

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

For disclosure purposes, the fair value of the derivative is estimated on the date of issuance of the debenture (October 18, 2004) using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for June 30, 2006 and 2005; no annual dividends, volatility of 125%, risk-free interest rate of 3.28%, and expected life of 2 years. For disclosure purposes as of June 30, 2006 and 2005 the derivative call option was approximately $.018 and $.024 per share, therefore there was a decrease of $0 and $31,622 in the derivative liability recognized for the six months ended June 30, 2006 and 2005, respectively.

The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133.

Interest expense for the six months ended June 30, 2006 and 2005 was $6,000 and $6,000, respectively. At June 30, 2006, there was $2,419 of interest accrued.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 7-       COMMITMENTS

On October 12, 2004, the Company entered into a carrier agreement with XO Communications, Inc. This carrier agreement provides the Company with the ability to purchase telephone numbers in any of thirty-seven major metropolitan markets in the United States. As a result, services can be provided to consumers in any of these markets with each consumer being assigned a telephone number with a local area code. Prior to this agreement, we were only able to provide phone numbers with Canadian area codes. This contract was cancelled in July 2006. The Company is able to offer US-based area codes utilizing RNK Telecom’s network, an agreement entered into December 2005 which really took effect in June 2006.

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

NOTE 8-       STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2006, the Company has 50,000,000 shares of common stock authorized with a par value of $.001.

The Company has 49,969,985 shares issued and outstanding as of June 30, 2006.

The Company has not issued any shares for the six months ended June 30, 2006.

During the year ended December 31, 2005, the Company issued 1,400,000 for services at $.10 per share and 4,450,000 at $.075 per share for a value of $473,750.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 8-       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

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

At June 30, 2006, deferred tax assets consist of the following:

2006
Net operating losses	$1,672,224

Valuation allowance	(1,672,224)

$-

At June 30, 2006, the Company had a net operating loss carryforward in the approximate amount of $4,918,305, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2006 and 2005 is summarized as follows:

	2006	2005
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

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

Operating segment data for the six months ended June 30, 2006 are as follows:

		Wholesale	Connection
	Corporate	Services	Services	Total
Sales	$-	$4,143,624	$203,712	$4,347,336
Cost of sales	-	3,601,033	194,753	3,795,786
Gross profit (loss)	-	542,591	8,959	551,550
Operating expenses	60,045	470,450	178,573	709,068
Depreciation, amortization and impairment	89,220	8,511	21,019	118,750
Interest (net)	(6,000)	(647)	(9,980)	(16,627)
Net income (loss)	(155,265)	62,983	(200,613)	(292,895)
Segment assets	356,880	433,786	193,811	984,477
Fixed Assets, net of depreciation	356,880	87,043	127,537	571,460

Operating segment data for the six months ended June 30, 2005 are as follows:

		Wholesale	Connection
	Corporate	Services	Services	Total
Sales	$-	$1,091,273	$125,123	$1,216,396
Cost of sales	-	1,016,740	34,709	1,051,449
Gross profit (loss)	-	74,533	90,414	164,947
Operating expenses	473,750	280,059	243,375	997,184
Depreciation, amortization and impairment	74,350	4,912	19,821	99,083
Interest (net)	(6,000)	(0)	(0)	(6,000)
Net income (loss)	(554,100)	(210,438)	(172,782)	(937,320)
Segment assets	520,450	108,430	251,847	880,727
Fixed Assets, net of depreciation	520,450	44,526	95,442	660,418

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 11-      SUBSEQUENT EVENTS

Teliphone Inc., a wholly-owned subsidiary of our majority-owned subsidiary OSK Capital II, Corp., 3901823 Canada Inc., the holding company of Intelco Communications (“3901823”), and Intelco Communications (“Intelco Communications”) entered into an agreement (the “Agreement”) on July 14, 2006. Pursuant to the terms of the Agreement, Teliphone agreed to issue 35 class A voting shares of its common stock representing 25.2% of Teliphone’s issued shares to 3901823 in exchange for office rent, use of Intelco’s data center for Teliphone’s equipment, and use of Intelco’s broadband telephony network valued at approximating $144,000 (CDN$) for the period August 1, 2006 through July 31, 2007, a line of credit of $75,000 (CDN$), of which $25,000 (CDN$) was already drawn upon in July 2006.

Teliphone also agreed to make available to the customers of Intelco Communications certain proprietary software for broadband telephony use. In lieu of receiving cash for the licensing of this software, Teliphone will apply $1 per customer per month at a minimum of $5,000 per month. Following a twelve month period, Intelco Communications will receive additional shares of class A voting common stock of Teliphone for the difference in the value between $144,000 and the total payments credited back to Teliphone. The maximum amount of additional shares that can be issued to Intelco Communications after the twelve month period is an additional 8.34% of Teliphone’s issued and outstanding shares. In the event that the total payments credited back to Teliphone exceeds $144,000, Intelco Communications will not be entitled to the issuance of any additional shares of Teliphone common stock.

Upon the effective date of this transaction on August 1, 2006, Teliphone, Inc. will no longer be a wholly-owned subsidiary of OSK Capital II, Corp. Teliphone will become a majority owned subsidiary and the noncontolling interest will be reflected in the consolidated financial statements.

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Business Description

Following the acquisition of American United Corporation (“AUC”) in 2003, we revised our business plan and implemented the business plan of AUC. AUC began its operations in 2002 as a holding company focused on the acquisition of network-centric technology and telecommunication companies. Given the rapid changes in the telecommunications marketplace, and the strong need for a competitive edge, we revised our business plan and set out on a new course to provide Voice over Internet Protocol (VoIP) solutions.

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

Since we implemented our new business plan to provide Voice over Internet Protocol (VoIP) solutions, our business has evolved and we have organized our operations into two different segments of the market. Our operations are focused servicing the wholesale VoIP market or retail VoIP providers by constructing VoIP networks and enabling them to purchases termination minutes using our networks. In August 2004, we incorporated Teliphone, Inc. (“Teliphone”), a Canadian corporation, as a wholly-owned subsidiary to service the retail VoIP market by handling the origination, management, and billing of calls. Teliphone also handles servicing and providing businesses and individuals with a mobile or landline phone to access our VoIP networks.

Wholesale VoIP Market

We constructed our first VoIP network which we refer to as CaribbeanONE. To construct this network, we established servers in Haiti that utilize our intellectual property to connect with our servers located in Montreal, Quebec, Canada. Following the successful testing of our servers in Haiti, the CaribbeanONE network was completed in March 2004. The establishment of the CaribbeanONE network was critical in that it enabled us to charge significantly less than other providers that exclusively utilize established telecommunication lines for calls that originate in North America and terminate in any country in the Caribbean. When one of our consumers originates a call in North America, our VoIP network will receive the call and transmit the call to our server in Haiti and an established telecommunication line will only be utilized to transmit the call from our server in Haiti to the termination point of the call in the Caribbean. The establishment of the CaribbeanONE network was our first step in strategically establishing computer servers in specified geographical areas to construct an international VoIP network. Since the establishment of the CaribbeanONE network, we have worked to improve this VoIP network by added additional capacity.

During the reporting period, we were forced to shut down our CarribbeanOne network due to political changes with government telecommunications regulators in Haiti, the hosting site of our gateway. We anticipate that we will be able to recommence use of our CarribbeanOne network in this area before the end of the current fiscal year. The success of our business plan is not dependent on the CarribbeanOne network. Notwithstanding, we anticipate that the shut down of the CarribbeanOne network will negatively impact our results of operations until such time that we able to recommence use of the CarribbeanOne network.

As part of our growth plan, we expanded our long distance VoIP termination services outside of the Caribbean and into additional routes in Africa. During the third quarter of 2005, we built a VoIP gateway in Gabon, Africa. Similar to our CaribbeanONE infrastructure located in Haiti, we are now able to offer wholesale termination services to global Tier1 and Tier 2 telecommunications companies to utilize our VoIP link between Montreal, Canada and Gabon in order to terminate their long distance calls. This gateway installation permits us to expand the number of voice channels that we have in operation in our global network and sell more long distance termination minutes to our existing and future customers.

We further expanded our network by entered into a partnership with Tectacom Inc. of Montreal and established a VoIP gateway in Mali, Africa in May of 2006. As a result, we have established a profit-sharing understanding with Tectacom for VoIP long distance termination minutes transiting through our gateways. Tectacom holds agreements with the domestic telecommunications operator in Mali, permitting them to reserve voice channel capacity within the Mali telecommunications infrastructure. This agreement permits us to install our gateways and to interconnect the Mali voice channels with our servers in Montreal. This enables us to sell this direct route connection to our customers in order for them to offer long distance services to their respective retail customer base. Tectacom is further developing additional routes in Africa and we anticipate growth in the establishment of new gateways with them in the future.

Retail VoIP Network

In order to target the retail market segment and provide VoIP directly to consumers, we incorporated Teliphone, Inc. (“Teliphone”), a Canadian corporation as a wholly-owned subsidiary in August 2004. We formed Teliphone as a wholly-owned subsidiary for the purpose handling the origination, management, and billing of calls. Teliphone also handles servicing and providing businesses and individuals with a mobile or landline phone to access our VoIP network. The management of calls refers to the routing of calls from the origination point to the termination point. The billing of calls refers to the collection of charges for utilization of our VoIP network

Following the incorporation of Teliphone, we began to offer businesses and individuals located in the Montreal, Quebec geographical area with the ability to utilize our VoIP network to transmit communications through the use of a mobile and landline phone that connects to the Internet. A critical component of Teliphone’s ability to expand its business and increase its sales presence internationally required that it have the ability to offer local phone numbers in an increasing amount of geographical areas. An inability to offer consumers area codes in their local would result in a competitive disadvantage with other providers that have the ability to offer local area codes to a consumer. During the fourth quarter of 2005, Teliphone entered into an agreement with RNK Telecom (“RNK”), a Massachusetts corporation, which provides it with the ability to offer potential consumers phone numbers with area codes in over 200 metropolitan markets throughout the United States and Canada. This agreement also provides it with access to international affiliates of RNK that will enable Teliphone to offer local phone number in various international cities in Europe, Asia and Latin America.

Teliphone has increased the availability of its service by entering into agreements with Internet Service Providers within retail establishments such as coffee shops, hotels and airports enabling its consumers to access our VoIP network through the use their laptop or wireless VoIP devices in these particular retail establishments. In addition, Teliphone also entered into an agreement to make available a mobile phone that is compatible with both a VoIP network and a GSM network utilized for traditional cellular phone use resulting in an expanding coverage area. For consumers that utilize this service, Teliphone has the ability to integrate into a single bill charges for calls placed utilizing both the VoIP and GSM networks. Prior to this agreement, Teliphone was unable to offer phone service to consumers at times when they did not maintain an Internet connection.

Once the requisite infrastructure was in place and operational, Teliphone sought to establish distribution agreements and incentives for retailers of telephone products to make available to retail consumers and small and medium sized companies a mobile or landline phone that utilizes VoIP. On March 1, 2005, Teliphone entered into a distribution agreement with BR Communications (“BR”), formerly known as MSBR Communication Inc., for the purpose accessing the retail target market through retail and Internet-based sales. Under the terms of this agreement, BR was granted the exclusive right to distribute mobile or landline phones that utilize our VoIP network via Internet-based sales or direct sales to retail establishments in the territory consisting of the Province of Quebec in Canada exclusive of Sherbrooke, Quebec. This agreement was entered into for a term of two (2) years with automatic renewals for additional one year terms unless either party provides notice within 90 days of the initial two year term. This agreement is subject to termination upon the occurrence of specified events triggering default. BR receives a pre-determined commission based upon sales of mobile or landline phones that utilize our VoIP network and revenues derived from retailer consumers who activated their VoIP service through distribution channels used by BR. As a result of this agreement, BR has succeeded in building a distribution network of over 70 points of retail sale, telemarketing sales partners and small business telecommunications interconnect companies. This distribution network is the primary source for the acquisition of new customers for Teliphone’s retail business.

Teliphone has also entered into an exclusive marketing and distribution agreement to make available its products and services in India, China, Sri Lanka, United Arab Emirates, and Russia. Accounts activated in any of these geographical markets will be assigned a North American telephone number. To date, retail sales to consumers in these geographical areas have not materially contributed to Teliphone’s sales.

Agreement with Intelco Communication, Inc.

Teliphone Inc., a wholly-owned subsidiary of our majority-owned subsidiary OSK Capital II, Corp., 3901823 Canada Inc., the holding company of Intelco Communications (“3901823”), and Intelco Communications (“Intelco Communications”) entered into an agreement (the “Agreement”) on July 14, 2006. Pursuant to the terms of the Agreement, Teliphone agreed to issue 35 class A voting shares of its common stock representing 25.2% of Teliphone’s issued shares to 3901823 in exchange for office rent, use of Intelco’s data center for Teliphone’s equipment, and use of Intelco’s broadband telephony network valued at approximating $144,000 (CDN$) for the period August 1, 2006 through July 31, 2007, a line of credit of $75,000 (CDN$), of which $25,000 (CDN$) was already drawn upon in July 2006.

Teliphone also agreed to make available to the customers of Intelco Communications certain proprietary software for broadband telephony use. In lieu of receiving cash for the licensing of this software, Teliphone will apply $1 per customer per month at a minimum of $5,000 per month. Following a twelve month period, Intelco Communications will receive additional shares of class A voting common stock of Teliphone for the difference in the value between $144,000 and the total payments credited back to Teliphone. The maximum amount of additional shares that can be issued to Intelco Communications after the twelve month period is an additional 8.34% of Teliphone’s issued and outstanding shares. In the event that the total payments credited back to Teliphone exceeds $144,000, Intelco Communications will not be entitled to the issuance of any additional shares of Teliphone common stock.

Upon the effective date of this transaction on August 1, 2006, Teliphone, Inc. was longer a wholly-owned subsidiary of OSK Capital II, Corp. Teliphone became a majority owned subsidiary and the noncontolling interest is reflected in the consolidated financial statements.

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

Our management proposed to spin-off our majority-owned subsidiary, OSK. To complete the spin-off, we propose to distribute the shares of OSK that we own on a pro rata basis to our shareholders. A record date to present the proposed spin-off to our shareholders has not yet been set.

Results of Operations for the three and six months ended June 30, 2006 and 2005

Revenues

Our total revenue reported for the three months ended June 30, 2006 was $1,884,166, a 106% increase from $912,653 for the three months ended June 30, 2005. Our total revenue reported for the six months ended June 30, 2006 was $4,347,336, a 257% increase from $1,216,396 for the six months ended June 30, 2005. Our revenue for the three and six month ended June 30, 2006 and 2005 was generated by sales of retail domestic and international voice and data products and services using VoIP.  The increase in revenue for the three and six month period ended June 30, 2006 from the same reporting period in the prior year is primarily attributable to increases sales of termination services at locations where we do not maintain a VoIP gateway. As a result of increased telephony traffic on our networks primarily to Mexico and the Philippines, we acquired termination minutes in these locations to provide to our customers. The ability to sell the termination minutes we acquired in locations which we do not maintain a VoIP gateway has enabled us to generate additional revenue from our existing consumer base.

Sales of VoIP termination services through our existing VoIP gateways accounted for $1,347,674 or 31% of our total revenue generated for the six months ended June 30, 2006. Retail sales of VoIP services in Canada through our subsidiary, OSK Capital II Corp./Teliphone, accounted for $95,994 or 4.8% of our total revenue generated for the three months ended June 30, 2006 and $203,712 or 4.7% of our total revenue generated for the six months ended June 30, 2006.

Cost of Sales

Our cost of sales for the three months ended June 30, 2006 was $1,470,255, a 72% increase from $851,978 for the three months ended June 30, 2005. Our cost of sales for the six months ended June, 2006 was $3,795,786, a 261% increase from $1,051,449 for the six months ended June 30, 2005. The increase in cost of sales is primarily attributable to increased sales in the reporting period. The increased purchases of inventory were required to service our expanding consumer base. Our purchases for the three months ended June 30, 2006 was $1,466,103, compared to $833,232 for the same period in the prior year. Our purchases for the six months ended June 30, 2006 $3,759,996, compared to $1,109,880 for the six months ended June 30, 2005.

Gross Profit

Gross profit increased to $413,911, or approximately 21% of sales, for the three months ended June 30, 2006. This is an increase from a gross profit of $60,675, or approximately 6% of sales for the three months ended June 30, 2005. The significant increase in gross profit for the three months ended June 30, 2006 when compared to the same reporting period in the prior fiscal year is attributable to increased sales of termination traffic in our Gabon or Mali networks which now have greater profit margins that our CaribbeanOne network. During the reporting period, increased telephony traffic through our Gabon network enabled us to receive volume discounts for termination minutes with domestic telecommunication operators translating into higher profit margins. We acquire termination minutes from domestic telecommunication operators in order to be able to route calls from our gateways to the destination point.

Gross profit increased to $551,550 for the six months ended June 30, 2006 from gross profit of $164,947 for the six months ended June 30, 2005. Gross profit as a percentage of sales was 12% for the six months ended June 30, 2006 which was relatively consistent with the 13% of sales reported for the six month ended June 30, 2005.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 was $380,136, a 41% decrease from $674,757 for the three months ended June 30, 2005. Our operating expenses for the three months ended June 30, 2006 consisted of selling and promotion expenses of $29,232, professional and consulting fees of $68,352, commissions and wages of $185,985, general and administrative expenses of $34,562, and depreciation, amortization and impartment expenses of $62,005. Our operating expenses for the three months ended June 30, 2005 consisted of selling and promotion expenses of $67,336, professional and consulting fees of $388,050, commissions and wages of $159,359, general and administrative expenses of $10,930, and depreciation, amortization and impartment expenses of $49,082.

Operating expenses for the six months ended June 30, 2006 was $827,818, a 24% decrease from $1,096,267 for the six months ended June 30, 2005. Our operating expenses for the six months ended June 30, 2006 consisted of selling and promotion expenses of $53,220, professional and consulting fees of $139,188, commissions and wages of $441,569, general and administrative expenses of $72,091, and depreciation, amortization and impartment expenses of $118,750. Our operating expenses for the six months ended June 30, 2005 consisted of selling and promotion expenses of $123,044, professional and consulting fees of $584,664, commissions and wages of $232,610, general and administrative expenses of $56,866, and depreciation, amortization and impairment expenses of $99,083.

The decrease in operating expenses was primarily a result of incurring significant less professional and consulting fees. Professional and consulting fees decreased by $319,698 for the three months ended June 30, 2006 from the prior year and $445,476 for the six months ended June 30, 2006 from the prior year. The decrease in operating expenses is also attributable to lower selling and promotional expenses during the reporting period. We pay commissions based upon sales of VoIP termination services. As a result of an increase in the sales of VoIP termination services, our commissions and wages increased correspondingly.

Other Income (Expense)

During the three months ended June 30, 2006, we reported other expenses in the amount of $12,361, compared to reporting other income in the amount of $3,000 for the same reporting period in the prior year. During the six months ended June 30, 2006, we reported other expenses in the amount of $16,627, compared to reporting other income in the amount of $6,000 for the same reporting period in the prior year. The other income reported during the three and six months ended June 30, 2006 and 2005 is attributable to interest expenses incurred on an outstanding convertible debenture.

Net Income (Loss)

We had net income of $41,407 for the three months ended June 30, 2006, compared to net loss of $604,510 for the three months ended June 30, 2005. This three-month period represents the first time since our inception that we have reported a net income. Net loss for the six months ended June 30, 2006 was $245,075, compared to a net loss of $923,570 for the six months ended June 30, 2005. The reporting of net income during the three months ended June 30, 2006 was primarily attributable to increased sales with a higher profit margin.

Our income per common share for the three months ended June 30, 2006 was $0.00, compared to a loss per common share of $0.01 for the three months ended June 30, 2005. Our income per common share for the six months ended June 30, 2006 was $0.00, compared to a loss per common share of $0.02 for the six months ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had total current assets of $413,017 and cash and cash equivalents of $32,912. Our total current liabilities as of June 30, 2006 were $1,049,719, resulting in a working capital deficit of $636,702 as of June 30, 2006.

Operating activities used $557,492 in cash for the six months ended June 30, 2006. Our net loss of $245,075 and the payment of accounts payable and accrued expenses in the amount of $339,600 were the primary components of our negative operating cash flow. Investing activities during the six months ended June 30, 2006 used $50,110 for the purchase of fixed assets. These fixed assets are attributable to our new gateway installations in Gabon and Mali Africa. Net cash flows provided by financing activities during the six months ended June 30, 2006 was $586,737. We received $594,417 as proceeds from the issuance of notes payable to related parties during the six months ended June 30, 2006.

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

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying condensed consolidated financial statements, we have incurred recurring losses of $245,075 and $923,570 for the six months ended June 30, 2006 and 2005, and had a working capital deficiency of $636,702 as of June 30, 2006. We have recently emerged from the development stage and started generating revenues as of March 31, 2004. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, we translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. Our reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. We record these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when we utilized a

Canadian subsidiary to record all of the transactions. We recognized a gain (loss) of $53,777 and $44,677 for the six months ended June 30, 2006 and 2005.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Simon Lamarche. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are not effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Letter of intent for Joint Venture Agreement between Teliphone, Inc. and Intelco Communication, inc. dated July 14, 2006 [1]
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Previously filed as an exhibit to current report on Form 8-K filed on August 3, 2006

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Corporation

Date:	August 14, 2006

By: /s/ Simon Lamarche Mr. Simon Lamarche Title: Chief Executive Officer and Director