Form 10QSB
period 2006-09-30
UNITED AMERICAN CORP
filed 2006-11-21
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-27621

United American Corporation
(Exact name of small business issuer as specified in its charter)

Florida	95-4720231
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4150 Ste-Catherine Street West, Suite 200 , Montreal, Quebec, Canada H3Z 0A1
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,969,985 common shares as of September 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2006
F-2	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2006 and 2005;
F-3	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005;
F-4	Notes to Condensed Consolidated Financial Statements;

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS
(IN US$)

Current Assets:
Cash and cash equivalents	$-
Accounts receivable, net	745,878
Inventory	11,034
Prepaid expenses - Intelco Communications	124,363
Prepaid expenses and other current assets	34,539

Total Current Assets	915,814

Fixed assets, net of depreciation	573,336

TOTAL ASSETS	$1,489,150

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$370
Deferred revenue	8,290
Loan payable - related parties - line of credit	22,368
Loan payable - related parties	560,666
Convertible debentures	90,961
Derivative liability	9,039
Accounts payable and accrued expenses	763,221

Total Current Liabilities	1,454,915

Total Liabilities	1,454,915

MINORITY INTEREST	555,180

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 50,000,000 shares authorized and 49,969,985 shares issued and outstanding	49,970
Additional paid-in capital	4,219,448
Accumulated deficit	(4,875,077)
Accumulated other comprehensive income (loss)	84,714

Total Stockholders' Equity (Deficit)	(520,945)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,489,150

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE AND THREE MONTHES ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	IN US$
	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005

OPERATING REVENUES
Sales	$10,838,193	$2,794,530	$6,490,857	$1,578,134

COST OF SALES
Inventory, beginning of period	51,652	44,059	15,862	102,490
Purchases	9,587,898	2,581,312	5,827,902	1,545,796
Inventory, end of period	(11,034)	(32,468)	(11,034)	(32,468)
Total Cost of Sales	9,628,516	2,592,903	5,832,730	1,615,818

GROSS PROFIT (LOSS)	1,209,677	201,627	658,127	(37,684)

OPERATING EXPENSES
Selling and promotion	73,728	128,104	17,508	5,060
Research and development	-	103,006	-	103,006
Professional and consulting fees	234,673	591,972	95,485	7,308
Commissions and wages	821,408	310,157	379,839	77,547
Other general and administrative expenses	116,382	77,408	44,291	20,542
Depreciation, amortization and impairment	184,700	138,303	65,950	39,220
Total Operating Expenses	1,430,891	1,348,950	603,073	252,683

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(221,214)	(1,147,323)	55,054	(290,367)

OTHER INCOME (EXPENSE)
Interest expense	(28,453)	(9,000)	(11,826)	(3,000)
Total Other Income (Expense)	(28,453)	(9,000)	(11,826)	(3,000)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
AND NONCONTROLLING INTEREST	(249,667)	(1,156,323)	43,228	(293,367)
Minority interest	112,154	86,170	64,334	-

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(137,513)	(1,070,153)	107,562	(293,367)
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(137,513)	$(1,070,153)	$107,562	$(293,367)

NET EARNINGS (LOSS) PER BASIC AND DILUTED SHARES	$(0.00)	$(0.02)	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	49,969,985	47,425,846	49,969,985	49,969,985

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(137,513)	$(1,070,153)	$107,562	$(293,367)
Other comprehensive income (loss)
Currency translation adjustments	45,692	88,376	(8,085)	43,699
Comprehensive income (loss)	$(91,821)	$(981,777)	$99,477	$(249,668)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	IN US$
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(137,513)	$(1,070,153)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	184,700	138,303
Shares issued for services	-	473,750

Changes in assets and liabilities
(Increase) in accounts receivable	(559,049)	(68,367)
Decrease in inventory	40,618	11,591
(Increase) in prepaid expenses and other current assets	(108,846)	(22,661)
Increase in accounts payable and and accrued expenses	155,245	282,707
Increase in deferred revenue	8,290	-
Total adjustments	(279,042)	815,323

Net cash (used in) operating activities	(416,555)	(254,830)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(117,935)	(85,498)

Net cash (used in) investing activities	(117,935)	(85,498)

CASH FLOWS FROM FINANCING ACTIVITES
Increase (decrease) in bank overdraft	(16,535)	-
Proceeds from loan payable	-	8,793
Proceeds from loan payable - related parties	482,965	60,890
Proceeds from loan payable - related parties - line of credit	22,368	-
Proceeds from convertible debentures	-	331,760

Net cash provided by financing activities	488,798	401,443

Effect of foreign currency	45,692	88,376

NET INCREASE IN
CASH AND CASH EQUIVALENTS	-	149,491

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	84,254

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$233,745

CASH PAID DURING THE PERIOD FOR:
Interest expense	$22,453	$6,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

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

United American Corporation (the “Company”) was incorporated under the laws of the State of Florida on July 17, 1992 under the name American Financial Seminars, Inc. with authorized common stock of 1,000 shares at $1.00 par value. Since its inception the Company has made several name changes and increased the authorized common stock to 50,000,000 shares with a par value of $.001. On February 5, 2004, the name was changed to United American Corporation.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The transaction was viewed as a reorganization of equity under common control since the beneficial owner of the majority shares in the Company was the same before and after the transaction.

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

In March 2005, Teliphone Inc. issued 4 shares of stock to management. After this transaction, the Company owned 96% of Teliphone, Inc. Therefore, a noncontrolling interest is reflected in the consolidated financial statements. Subsequently, on April 28, 2005, the Company entered into a merger and reorganization agreement with OSK Capital II Corp., a Nevada corporation, where OSK Capital II Corp. became a 79% majority owned subsidiary of the Company, and Teliphone, Inc. became a wholly owned subsidiary of OSK Capital II Corp.

On August 1, 2006, Teliphone Inc. entered into an agreement with 3901823 Canada Inc. (“3901823”) and Intelco Communications (“Intelco Communications”) whereby Teliphone Inc. will issue 35 class A voting shares of its common stock representing 25.2% of Teliphone Inc.’s issued shares to 3901823 in exchange for fixed costs approximating $144,000 for the period August 1, 2006 through July 31, 2007, a line of credit of $75,000 (CAD$), of which $25,000 (CAD$) was drawn upon in July 2006 and the use of its software to sell to Intelco Communications existing customer base the services of Teliphone Inc. In lieu of receiving cash for the licensing of its software,

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Teliphone Inc. will apply $1 per customer per month at a minimum of $5,000 per month for the 25.2% ownership. 3901823 will receive additional shares of Teliphone Inc. should Intelco Communications not earn $144,000 in charges under these license fees over the one-year period. 3901823 could earn a maximum of 8.34% in addition to the 25.2% for a total of 33.54% of Teliphone Inc.

On March 20, 2006, our majority-owned subsidiary OSK Capital II Corp. changed its name to Teliphone Corp.

On October 23, 2006, United American Corporation shareholders voted in the majority to spin-off its entire holdings of 25,737,785 shares of the common stock of Teliphone Corp. with an effective date of October 30, 2006.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred losses of $137,513 and $1,070,153 for the nine months ended September 30, 2006 and 2005, and has a working capital deficiency of $539,101 as of September 30, 2006. The Company had emerged from the development stage and as of March 31, 2004 has started generating revenues.

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
SEPTEMBER 30, 2006 AND 2005

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All minority interests are reflected in the condensed consolidated financial statements.

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
SEPTEMBER 30, 2006 AND 2005

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when the Company utilized a Canadian subsidiary to record all of the transactions. The Company recognized a gain (loss) of $45,692 and $88,376 for the nine months ended September 30, 2006 and 2005.

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

VoIP Service Revenue

Substantially all of the Company’s revenues (related to American United) are derived from the sale of wholesale long distance termination services to Tier 1 and Tier 2 Telecommunications carriers. These services were rendered and collection was reasonably assured in accordance with SAB 101.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

VoIP Service Revenue (Continued)

Teliphone, Inc.’s revenues which represent a small portion of the total revenues are derived from the Company’s retail operation, and for the retail operation monthly subscription fees are charged to customers under the Company’s service plans. Monthly subscription fees are generally charged to customers’ credit cards on the first day of the customers’ billing cycle. The Company offers residential and business unlimited calling packages, along with per minute long distance dialing services.

The Company invoices customers on the anniversary date of their service activation for their monthly services, and this invoice is paid predominantly via the customer’s credit card or through automatic debit from the customer’s bank account. Long distance dialing services are charged in increments of $10 to the customer’s credit card or automatic debit as required based on the customer’s consumption of long distance minutes.

The Company records these revenues monthly and the revenues generated are for the most part through retail channels.

Under typical contracts, customers subscribe for a period of two years. When a contract is not signed, there is no hardware subsidy, and the customer can disconnect service at any time.

Customer Equipment

For retail sales, the equipment is sold to re-sellers at a subsidized price below that of cost and below that of the retail sales price. The customer purchases the equipment at the retail price from the re-seller. The customer accepts the terms of the service agreement upon activation by credit card. Should the Company’s customers meet the minimum service requirements, the fee paid by the customers for the equipment would be refunded through monthly service billing. This refund is reflected in customer equipment revenue.

Customer equipment expense is recorded to direct cost of goods sold when the hardware is initially purchased from our suppliers.

For wholesale customers, there are no refunds for equipment. The Company does not subsidize equipment sales to wholesale customers.

Activation and Disconnect Fees

The Company also generates revenue from initial activation fees associated with the service contracts, and disconnect fees associated with early termination of service contracts. These fees are included in service revenue as they are considered part of the service component when the service is delivered or performed.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Shipping revenues

The Company generates revenues from shipping equipment direct to customers and our re-seller partners. This revenue is considered part of the VoIP service revenues.

Additional One-Time Customer Support Revenues

The Company also realizes revenues for support of customer and re-seller installations. We typically charge these revenues by the hour or by the service. These revenues are considered part of VoIP service revenues.

Commissions Paid to Wholesalers

Commissions paid to wholesalers is recognized as a cost of sales due to the Company receiving an identifiable benefit in exchange for the consideration, and the Company can reasonably estimate the fair value of the benefit identified. Should the consideration paid by the Company exceed the fair value of the benefit received, that amount would be reflected as a reduction of revenue when recognized in the Company’s statement of operation.

Recognition

The Company recognizes revenue utilizing the guidance set forth in EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. Under a retail agreement, the cost of the equipment is recognized as deferred revenue, and amortized over the length of the service agreement. Upon satisfying the minimum service requirements the equipment charges are refunded through subsequent billings netting out this charge against service charges. Upon refund, the deferred revenue is fully amortized.

In some cases and for promotional reasons, the Company may offer a “Mail-In-Credit” program to retail customers. As part of this program, upon satisfying the minimum service requirements, the equipment charges are refunded through subsequent billings netting out this charge against service charges.

Under a wholesale agreement, the equipment charge is recognized upon delivery of the equipment to the reseller. There is no refund in this instance.

The Company commenced sales in September 2004. The Company is still essentially in the beginning phases of securing distribution channels and updates their service plans to remain competitive in this industry. The Company incurred some promotional expenses in their initial year of operation to satisfy customer demand for this service, and equipment sales were not significant. As a result, deferred revenue was not material since minimum service requirements were achieved for the units sold.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has recorded an allowance for doubtful accounts of $2,684 as of September 30, 2006.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended September 30, 2006 and 2005 are included in general and administrative expenses in the condensed consolidated statements of operations.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	Setpember 30, 2006	September 30, 2005

Net loss	$(137,513)	$(1,070,153)

Weighted-average common shares
Outstanding (Basic)	49,969,985	47,425,846

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	49,969,985	47,425,846

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
SEPTEMBER 30, 2006 AND 2005

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 3-     FIXED ASSETS

Fixed assets as of June 30, 2006 were as follows:

	Estimated Useful Lives (Years)

Computer equipment	5	$1,073,352

Less: accumulated depreciation		(500,016)
Fixed assets, net		$573,336

There was $184,700 and $138,305 depreciation charged to operations for the nine months ended September 30, 2006 and 2005, respectively.

The Company acquired telecommunications equipment in its acquisition of American United Corporation valued at $874,125, net of impairment of $1,750,875 in the issuance of the 26,250,000 shares of common stock. This equipment however, was not placed into service until 2004, therefore no depreciation was recorded for those assets in 2003.

NOTE 4-     RELATED PARTY LOANS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans into Teliphone Corp. (formerly OSK Capital II Corp) common stock. The $300,000 remaining on the loan has become interest bearing at 12% per annum, payable monthly with a maturity date of August 1, 2009. These amounts were eliminated in consolidation. In addition, there are approximately $41,297 of non-interest bearing loans that were incurred in August and September 2006. These loans as well were eliminated in consolidation.

Additionally, the Company had loans with various directors and companies that are related to those directors that were non-interest bearing. There was $560,666 outstanding as of September 30, 2006. These loans are short-term in nature.

Teliphone, Inc. a majority owned subsidiary of Teliphone Corp. and the Company, as part of the agreement they entered into with Intelco Communications and Intelco Communication’s parent, 3901823 Canada Inc., was extended $25,000 (CDN$), $22,368 (US$) from the $75,000 (CDN$) line of credit extended to them by Intelco Communications. This amount remains outstanding as of September 30, 2006.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 6-     CONVERTIBLE DEBENTURES

On October 18, 2004, the Company entered into 12% Convertible Debentures (the “Debentures”) with Strathmere Associates International Limited in the amount of $100,000. The Debentures have a maturity date of October 18, 2006, and incur interest at a rate of 12% per annum, payable every six months.

On November 14, 2006, the Company and Strathmere Associates International Limited agreed to extend the maturity date to October 31, 2007, while maintaining the same interest rate of 12% per annum, payable every month.

The Debentures can either be paid to the holders on October 31, 2007 or converted at the holders’ option any time up to maturity at a conversion price equal of $0.07 per share. The convertible debentures met the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. The Company has separated the embedded derivative from the hybrid instrument based on an independent valuation of $43,537 based on 500,000 shares ($100,000 at a $0.20 (changing to $0.07 November 2006 exercise price).

For disclosure purposes, the fair value of the derivative is estimated on the date of issuance of the debenture (October 18, 2004) using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for September 30, 2006 and 2005; no annual dividends, volatility of 125%, risk-free interest rate of 3.28%, and expected life of 2 years. For disclosure purposes as of September 30, 2006 and 2005 the derivative call option was approximately $.018 and $.024 per share, therefore there was a decrease of $0 and $31,622 in the derivative liability recognized for the nine months ended September 30, 2006 and 2005, respectively.

The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133.

Interest expense for the nine months ended September 30, 2006 and 2005 was $9,000 and $9,000, respectively. At September 30, 2006, there was $5,000 of interest accrued.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

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

NOTE 8-     STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2006, the Company has 50,000,000 shares of common stock authorized with a par value of $.001.

The Company has 49,969,985 shares issued and outstanding as of September 30, 2006.

The Company has not issued any shares for the nine months ended September 30, 2006.

During the year ended December 31, 2005, the Company issued 1,400,000 for services at $.10 per share and 4,450,000 at $.075 per share for a value of $473,750.

During 2004, the Company issued 926,743 for services at a fair market value of $.10 or $92,674; and 2,250,000 shares of common stock for services at a fair market value of $.15 per share or $337,500.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

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

At September 30, 2006, deferred tax assets consist of the following:

Net operating losses	$1,657,500

Valuation allowance	(1,657,500)

$-

At September 30, 2006, the Company had a net operating loss carryforwards of approximately $4,875,000, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2006 and 2005 is summarized as follows:

	2006	2005
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 10-     SEGMENT INFORMATION

The Company’s reportable operating segments include wholesale VoIP services which is the physical buying of minutes (3894517 Canada Inc.), and the VoIP connection services (Teliphone Corp. (Formerly OSK Capital II Corp.). The Company also has corporate overhead expenses. The wholesale services are essentially provided in Africa, and the connection services are provided in North America. The segment data presented below details the allocation of cost of revenues and direct operating expenses to these segments.

Operating segment data for the nine months ended September 30, 2006 are as follows:

	Corporate	Wholesale Services	Connection Services	Total
Sales	$-	$10,499,030	$339,163	$10,838,193
Cost of sales	-	9,393,932	234,584	9,628,516
Gross profit (loss)	-	1,105,098	104,579	1,209,677
Operating expenses	99,065	725,392	421,734	1,246,191
Depreciation, amortization and impairment	133,830	14,660	36,210	184,700
Interest (net)	(9,000)	(647)	(18,806)	(28,453)
Net income (loss)	(241,895)	364,399	(372,171)	(249,667)
Segment assets	312,270	1,009,545	167,335	1,489,150
Fixed Assets, net of depreciation	312,270	145,985	115,081	573,336

Operating segment data for the nine months ended September 30, 2005 are as follows:

	Corporate	Wholesale Services	Connection Services	Total
Sales	$ -	$2,647,376	$147,154	$2,794,530
Cost of sales	-	2,262,356	330,547	2,592,903
Gross profit (loss)	-	385,020	(183,393)	201,627
Operating expenses	473,750	442,581	294,316	1,210,647
Depreciation, amortization and impairment	111,525	7,437	19,341	138,303
Interest (net)	(9,000)	(0)	(0)	(9,000)
Net income (loss)	(594,275)	(64,998)	(497,050)	(1,156,323)
Segment assets	483,275	314,048	283,907	1,081,230
Fixed Assets, net of depreciation	483,275	30,752	156,398	670,425

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 10-     SEGMENT INFORMATION (CONTINUED)

In addition, the segment data broken out by geographical location for the nine months ended September 30, 2006 are as follows:

	North, Central and South America	Europe, Middle East and Africa	Asia	Total
Sales	$4,123,832	$4,130,807	$2,583,554	$10,838,193
Cost of sales	3,663,561	3,669,758	2,295,197	9,628,516
Gross profit (loss)	460,271	461,049	288,357	1,209,677
Operating expenses	474,164	474,966	297,061	1,246,191
Depreciation, amortization and impairment	70,277	70,396	44,027	184,700
Interest (net)	(10,826)	(10,844)	(6,783)	(28,453)
Net income (loss)	(94,996)	(95,197)	(59,514)	(249,667)
Segment assets	566,608	567,566	354,976	1,489,150
Fixed Assets, net of depreciation	218,149	218,518	136,669	573,336

The Company operated in one geographical location for the nine months ended September 30, 2005.

NOTE 11-     SUBSEQUENT EVENTS

On October 23, 2006, the Company’s shareholders voted in the majority to spin-off its entire holdings of 25,737,785 shares of the common stock of Teliphone Corp. (formerly OSK Capital II Corp.) with an effective date of October 30, 2006.

On October 23, 2006, the Company changed its Articles of Incorporation to increase its authorized share limit from 50,000,000 to 100,000,000 shares.

On November 14, 2006, the Company and Strathmere Associates International Limited agreed to extend the maturity date of the convertible debentures to October 31, 2007, while maintaining the same interest rate of 12% per annum, payable every month.

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

Since we implemented our new business plan to provide Voice over Internet Protocol (VoIP) solutions, our business has evolved and we have organized our operations into two different segments of the market. Our operations are focused servicing the wholesale VoIP market or retail VoIP providers by constructing VoIP networks and enabling them to purchases termination minutes using our networks. In August 2004, we incorporated Teliphone, Inc. (“Teliphone”), a Canadian corporation, as a wholly-owned subsidiary to service the retail VoIP market by handling the origination, management, and billing of calls. Teliphone also handles servicing and providing businesses and individuals with a mobile or landline phone to access our VoIP networks. Following the approval and effectiveness of the spin-off of our majority owned subsidiary, Teliphone Corp., our operations subsequent to the reporting report will be exclusively focused on selling wholesale termination services to global Tier1 and Tier 2 telecommunications companies. We will no longer focus on the retail VoIP market.

Wholesale VoIP Market

We constructed our first VoIP network which we refer to as CaribbeanONE. To construct this network, we established servers in Haiti that utilize our intellectual property to connect with our servers located in Montreal, Quebec, Canada. Following the successful testing of our servers in Haiti, the CaribbeanONE network was completed in March 2004. The establishment of the CaribbeanONE network was critical in that it enabled us to charge significantly less than other providers that exclusively utilize established telecommunication lines for calls that originate in North America and terminate in any country in the Caribbean. When one of our consumers originated a call in North America, our VoIP network will receive the call and transmit the call to our server in Haiti and an established telecommunication line will only be utilized to transmit the call from our server in Haiti to the termination point of the call in the Caribbean. The establishment of the CaribbeanONE network was our first step in strategically establishing computer servers in specified geographical areas to construct an international VoIP network.

In May 2006, we were forced to terminate our CarribbeanOne network due to political changes with government telecommunications regulators in Haiti, the hosting site of our gateway, resulting in our inability to acquire local termination minutes to direct a call from our gateway to its destination point within Haiti. During the reporting period, we were unsuccessful in our efforts to acquire local termination minutes within Haiti. As a result, we no longer utilize our CarribbeanOne network and have focused our operations on other gateways recently developed. The success of our business plan is not dependent on the CarribbeanOne network and we do not anticipate that the shut down of the CarribbeanOne network will negatively impact our results of operations.

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

We further expanded our network by entered into a partnership with Tectacom Inc. of Montreal and established a VoIP gateway in Mali, Africa in May of 2006. As a result, we have established a profit-sharing understanding with Tectacom for VoIP long distance termination minutes transiting through our gateways. Tectacom holds an agreement with the government-operated telecommunications provider in Mali, permitting them to reserve voice channel capacity within the Mali telecommunications infrastructure. The government-operated telecommunications provider in Mali owns all local landlines within the country and approximately 40% of cellular telephone services provided in the country. This agreement permitted us access to install our gateways and to interconnect the Mali voice channels operated by the government-owned telecommunications provider with our servers in Montreal. This agreement further enables us to sell this direct route connection to our customers in order for them to offer long distance services to their respective retail customer base. Tectacom is further developing additional routes in Africa and we anticipate growth in the establishment of new gateways with them in the future.

In October 2006, we entered into an agreement with the government-operated telecommunications provider in Mali to assist it in identifying the origination point of calls utilizing its voice channels. Identifying the original point of a telephone call is important because it will enable the provider to prohibit unauthorized use of its network which is commonly achieved by disguising the original point of a telephone call. In exchange for providing this service, we will receive more favorable pricing for our use of its voice channels.

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

Agreement with Intelco Communication, Inc.

Teliphone Inc., a wholly-owned subsidiary of our majority-owned subsidiary OSK Capital II, Corp., 3901823 Canada Inc., the holding company of Intelco Communications (“3901823”), and Intelco Communications (“Intelco Communications”) entered into an agreement (the “Agreement”) on July 14, 2006. Pursuant to the terms of the Agreement, Teliphone Inc. agreed to issue 35 class A voting shares of its common stock representing 25.2% of Teliphone Inc.'s issued shares to 3901823 in exchange for office rent, use of Intelco’s data center for Teliphone Inc.'s equipment, and use of Intelco’s broadband telephony network valued at approximating $144,000 (CDN$) for the period August 1, 2006 through July 31, 2007, a line of credit of $75,000 (CDN$), of which $25,000 (CDN$) was already drawn upon in July 2006.

Teliphone Inc. also agreed to make available to the customers of Intelco Communications certain proprietary software for broadband telephony use. In lieu of receiving cash for the licensing of this software, Teliphone Inc. will apply $1 per customer per month at a minimum of $5,000 per month. Following a twelve month period, Intelco Communications will receive additional shares of class A voting common stock of Teliphone Inc. for the difference in the value between $144,000 and the total payments credited back to Teliphone Inc. The maximum amount of additional shares that can be issued to Intelco Communications after the twelve month period is an additional 8.34% of Teliphone Inc.'s issued and outstanding shares. In the event that the total payments credited back to Teliphone Inc. exceeds $144,000, Intelco Communications will not be entitled to the issuance of any additional shares of Teliphone Inc. common stock.

Upon the effective date of this transaction on August 1, 2006, Teliphone Inc. was no longer a wholly-owned subsidiary of Teliphone Corp. (Formerly OSK Capital II Corp.), our majority owned subsidiary.  Teliphone Inc. became a majority owned subsidiary and the noncontolling interest is reflected in the consolidated financial statements.

Subsidiary Spin-off

In March 2005, our management proposed to spin-off our subsidiary, Teliphone, Inc., subject to the approval of the stockholders. Our board of directors believed that spinning-off Teliphone enable Teliphone to focus on handling the origination, management, and billing of calls to retail consumers and allow us to concentrate on building an international VoIP focused primarily on call termination to wholesale consumers. This will allow both companies that have operations that are focused on different objectives to better prioritize the allocation of their management and their financial resources for achievement of their corporate objectives.

In April 2005, our management was presented with an opportunity where Teliphone would enter into a merger with a wholly-owned subsidiary of OSK Capital II Corp. (“OSK”), a public reporting company under Section 12(g) of the Securities Exchange Act of 1934. As a result of this opportunity, we did not present our original proposal to the shareholders for their consideration and approval.

On April 28, 2005, OSK completed its acquisition of Teliphone, pursuant to an Agreement and Plan of Merger and Reorganization. At the effective time of the merger, OSK acquired all of the outstanding shares of Teliphone and Teliphone merged with OSK II Acquisition Corp., a Florida corporation and wholly-owned subsidiary of OSK Capital II, Corp. Following the merger, Teliphone was the surviving corporation. OSK issued 25,000,000 common shares in exchange for all of the issued and outstanding shares of Teliphone and these shares of OSK were issued to the shareholders Teliphone shareholders on a pro rata basis. We owned 100 common shares of the 104 common shares issued and outstanding in Teliphone. As a result, we received 24,038,462 shares of OSK. Following the effectiveness of the merger, OSK had 30,426,000 common shares issued and outstanding. Consequently, Teliphone became a wholly owned subsidiary of OSK and OSK is currently a majority-owned subsidiary of our company. On August 21, 2006, OSK changed its name to Teliphone Corp. Thereafter, we acquired another 1,699,323 shares of Teliphone Corp. in consideration for loans previously advanced.

Our management then renewed its proposal to spin-off our majority-owned subsidiary, Teliphone Corp. To complete the spin-off, we proposed to distribute the restricted shares of Teliphone Corp. that we own on a pro rata basis to our shareholders. This proposal was presented to our shareholders at the annual meeting on October 23, 2006 and approved. Shareholders of record as of October 23, 2006 were entered to receive on a pro rata basis restricted shares of Teliphone Corp.

Results of Operations for the three and nine months ended September 30, 2006 and 2005

Revenues

Our total revenue reported for the three months ended September 30, 2006 was $6,490,857, a 311% increase from $1,578,134 for the three months ended September 30, 2005. Our total revenue reported for the nine months ended September 30, 2006 was $ 10,838,193, a 287% increase from $2,794,530 for the nine months ended September 30, 2005. Our revenue for the three and nine months ended September 30, 2006 and 2005 was primarily generated by sales of VoIP termination services through our existing VoIP gateways. The increase in revenue for the three and nine months ended September 30, 2006 from the same reporting period in the prior year is primarily attributable to sales generated by our VoIP gateway in Mali. Our Mali VoIP gateway was established in May 2006.

Sales of wholesale VoIP termination services through our existing VoIP gateways accounted for $10,499,030 or 97% of our total revenue generated for the nine months ended September 30, 2006. Retail sales of VoIP services in Canada through our majority-owned subsidiary, Teliphone Corp., accounted for $339,163 or 3% of our total revenue generated for the nine months ended September 30, 2006.

Sales of wholesale VoIP termination services through our then existing VoIP gateways accounted for $2,647,376 or 95% of our total revenue generated for the nine months ended September 30, 2005. Retail sales of VoIP services in Canada through our majority-owned subsidiary, Teliphone Corp., accounted for $147,154 or 5% of our total revenue generated for the nine months ended September 30, 2005.

Cost of Sales

Our cost of sales for the three months ended September 30, 2006 was $5,832,730, a 261% increase from $1,615,818 for the three months ended September 30, 2005. Our cost of sales for the nine months ended September, 2006 was $9,628,516, a 271% increase from $2,592,903 for the nine months ended September 30, 2005. Our cost of sales is primarily the purchase of termination minutes from local providers required to transmit a telephone call from our gateway to the call’s local destination point. The increase in cost of sales is primarily attributable to increased sales in the reporting period. The increased purchases of inventory were required to service our expanding consumer base. Our purchases for the three months ended September 30, 2006 was $ 5,827,902, compared to $1,545,796 for the same period in the prior year. Our purchases for the nine months ended September 30, 2006 $9,587,989, compared to $2,581,312 for the nine months ended September 30, 2005.

Gross Profit

Gross profit increased to $658,127, or approximately 10% of sales, for the three months ended September 30, 2006. This is an increase from a gross loss of $37,684 for the three months ended September 30, 2005. The significant increase in gross profit for the three months ended September 30, 2006 when compared to the same reporting period in the prior fiscal year is attributable to increased sales of termination traffic in our Gabon or Mali networks which now have greater profit margins that our CaribbeanOne network. During the reporting period, increased telephony traffic through our Gabon network enabled us to receive volume discounts for termination minutes with domestic telecommunication operators translating into higher profit margins. We acquire termination minutes from domestic telecommunication operators in order to be able to route calls from our gateways to the destination point.

Gross profit increased to $1,209,677 for the nine months ended September 30, 2006 from gross profit of $201,627 for the nine months ended September 30, 2005. Gross profit as a percentage of sales increased to 11% for the nine months ended September 30, 2006 from the 7% of sales reported for the nine months ended September 30, 2005.

Operating Expenses

Operating expenses for the three months ended September 30, 2006 was $603,073, a 138% increase from $252,683 for the three months ended September 30, 2005. Our operating expenses for the three months ended September 30, 2006 consisted of selling and promotion expenses of $17,508, professional and consulting fees of $95,485, commissions and wages of $379,839, general and administrative expenses of $44,291, and depreciation, amortization and impartment expenses of $65,950. Our operating expenses for the three months ended September 30, 2005 consisted of selling and promotion expenses of $5,060, research and development expenses of $103,006, professional and consulting fees of $7,308, commissions and wages of $77,547, general and administrative expenses of $20,542, and depreciation, amortization and impartment expenses of $39,220.

Operating expenses for the nine months ended September 30, 2006 was $1,430,891, a 6% increase from $1,348,950 for the nine months ended September 30, 2005. Our operating expenses for the nine months ended September 30, 2006 consisted of selling and promotion expenses of $73,728, professional and consulting fees of $234,673, commissions and wages of $821,408, general and administrative expenses of $116,382, and depreciation, amortization and impartment expenses of $184,700. Our operating expenses for the nine months ended September 30, 2005 consisted of selling and promotion expenses of $128,104, research and development expenses of $103,006, professional and consulting fees of $591,972, commissions and wages of $310,157, general and administrative expenses of $77,408, and depreciation, amortization and impairment expenses of $138,303.

The increase in operating expenses is primarily attributable to the payment of commissions based upon sales of VoIP termination services. As a result of an increase in the sales of VoIP termination services, our commissions and wages increased correspondingly.

Other Income (Expense)

During the three months ended September 30, 2006, we reported other expenses in the amount of $11,826, compared to reporting other expense in the amount of $3,000 for the same reporting period in the prior year. During the nine months ended September 30, 2006, we reported other expenses in the amount of $28,453, compared to reporting other expense in the amount of $9,000 for the same reporting period in the prior year. The other income reported during the three and nine months ended September 30, 2006 and 2005 is attributable to interest expenses incurred on an outstanding convertible debenture.

Net Income (Loss)

We had net income of $107,562 for the three months ended September 30, 2006, compared to net loss of $293,367 for the three months ended September 30, 2005. This three-month period represents the second time since our inception that we have reported a net income. Net loss for the nine months ended September 30, 2006 was $137,513, compared to a net loss of $1,070,153 for the nine months ended September 30, 2005. The reporting of net income during the three months ended September 30, 2006 was primarily attributable to increased sales with higher profit margins.

Our income per common share for the three months ended September 30, 2006 was $0.00, compared to a loss per common share of $0.01 for the three months ended September 30, 2005. Our income per common share for the nine months ended September 30, 2006 was $0.00, compared to a loss per common share of $0.02 for the nine months ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had total current assets of $915,814, but did not maintain any cash and cash equivalents. Our total current liabilities as of September 30, 2006 were $1,454,915, resulting in a working capital deficit of $539,101 as of September 30, 2006.

Operating activities used $416,555 in cash for the nine months ended September 30, 2006. Our increase in accounts receivable of $559,049 was the primary components of our negative operating cash flow. Investing activities during the nine months ended September 30, 2006 used $117,935 for the purchase of fixed assets. These fixed assets are attributable to our new gateway installations in Gabon and Mali Africa. Net cash flows provided by financing activities during the nine months ended September 30, 2006 was $488,798. We received $482,965 as proceeds from the issuance of notes payable to related parties during the nine months ended September 30, 2006.

Based upon our current financial condition, we have insufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying condensed consolidated financial statements, we have incurred recurring losses of $137,513 and $1,070,153 for the nine months ended September 30, 2006 and 2005, and had a working capital deficiency of $539,101 as of September 30, 2006. We have recently emerged from the development stage and started generating revenues as of March 31, 2004. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, we translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. Our reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. We record these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when we utilized a Canadian subsidiary to record all of the transactions. We recognized a gain (loss) of $45,692 and $88,376 for the nine months ended September 30, 2006 and 2005.

Revenue Recognition

In 2004, when we emerged from the development stage with the acquisition of American United Corporation/ 3874958 Canada Inc. and after assuming ownership of 3894517 Canada Inc. as well as the establishment of Teliphone, Inc. we began to recognize revenue from our VoIP services when the services were rendered and collection was reasonably assured in accordance with SAB 101.

VoIP Service Revenue

Substantially all of our revenues (related to American United) are derived from the sale of wholesale long distance termination services to Tier 1 and Tier 2 Telecommunications carriers. These services were rendered and collection was reasonably assured in accordance with SAB 101.

Teliphone, Inc.’s revenues which represent a small portion of the total revenues are derived from our retail operation, and for the retail operation monthly subscription fees are charged to customers under our service plans. Monthly subscription fees are generally charged to customers’ credit cards on the first day of the customers’ billing cycle. We offer residential and business unlimited calling packages, along with per minute long distance dialing services.

We invoice customers on the anniversary date of their service activation for their monthly services, and this invoice is paid predominantly via the customer’s credit card or through automatic debit from the customer’s bank account. Long distance dialing services are charged in increments of $10 to the customer’s credit card or automatic debit as required based on the customer’s consumption of long distance minutes.

We record these revenues monthly and the revenues generated are for the most part through retail channels.

Under typical contracts, customers subscribe for a period of two years. When a contract is not signed, there is no hardware subsidy, and the customer can disconnect service at any time.

Customer Equipment

For retail sales, the equipment is sold to re-sellers at a subsidized price below that of cost and below that of the retail sales price. The customer purchases the equipment at the retail price from the re-seller. The customer accepts the terms of the service agreement upon activation by credit card. Should our customers meet the minimum service requirements, the fee paid by the customers for the equipment would be refunded through monthly service billing. This refund is reflected in customer equipment revenue.

Customer equipment expense is recorded to direct cost of goods sold when the hardware is initially purchased from our suppliers.

For wholesale customers, there are no refunds for equipment. We do not subsidize equipment sales to wholesale customers.

Activation and Disconnect Fees

We also generate revenue from initial activation fees associated with the service contracts, and disconnect fees associated with early termination of service contracts. These fees are included in service revenue as they are considered part of the service component when the service is delivered or performed.

Shipping revenues

We generate revenues from shipping equipment direct to customers and our re-seller partners. This revenue is considered part of the VoIP service revenues.

Additional One-Time Customer Support Revenues

We also realize revenues for support of customer and re-seller installations. We typically charge these revenues by the hour or by the service. These revenues are considered part of VoIP service revenues.

Commissions Paid to Wholesalers

Commissions paid to wholesalers is recognized as a cost of sales due to us receiving an identifiable benefit in exchange for the consideration, and we can reasonably estimate the fair value of the benefit identified. Should the consideration paid by us exceed the fair value of the benefit received, that amount would be reflected as a reduction of revenue when recognized in our statement of operation.

Recognition

We recognize revenue utilizing the guidance set forth in EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. Under a retail agreement, the cost of the equipment is recognized as deferred revenue, and amortized over the length of the service agreement. Upon satisfying the minimum service requirements the equipment charges are refunded through subsequent billings netting out this charge against service charges. Upon refund, the deferred revenue is fully amortized.

In some cases and for promotional reasons, we may offer a “Mail-In-Credit” program to retail customers. As part of this program, upon satisfying the minimum service requirements, the equipment charges are refunded through subsequent billings netting out this charge against service charges.

Under a wholesale agreement, the equipment charge is recognized upon delivery of the equipment to the reseller. There is no refund in this instance.

We commenced sales in September 2004. We are still essentially in the beginning phases of securing distribution channels and updates their service plans to remain competitive in this industry. We incurred some promotional expenses in our initial year of operation to satisfy customer demand for this service, and equipment sales were not significant. As a result, deferred revenue was not material since minimum service requirements were achieved for the units sold.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of
September 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Simon Lamarche. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are not effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2006.

Subsequent to the reporting period on October 23, 2006, we held the annual meeting of our security holders. The meeting was called for the purpose of electing directors, confirming the appointment of Michael Pollack, CPA as the company’s independent certified public accountant for the fiscal year ended December 31, 2006, to consider a proposal to amend the Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 50,000,000 to 100,000,000, to consider a plan to spin-off Teliphone Corp., a majority owned subsidiary. The total number of shares of common stock outstanding on the record date, September 12, 2006, was 49,969,985 shares. The number of votes represented at the meeting was 28,853,345 shares, or 57.74% of the shares eligible to vote.

The following individuals were elected as directors with the votes being as follows:

Nominee	Votes Cast For	Votes Cast Against	Abstain
George Metrakos	28,746,645	0	106,700
Simon Lamarche	28,746,645	0	106,700

The appointment of Michael Pollack, CPA as the Company’s independent certified public accountant for the fiscal year ended December 31, 2006 was confirmed, with the votes cast being as follows:

Votes Cast For	Votes Cast Against	Abstain
28,737,545	0	115,800

With respect to the proposed Amendment to the Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 50,000,000 to 100,000,000, votes were cast for confirmation as follows:

Votes Cast For	Votes Cast Against	Abstain
28,813,334	40,011	0

With respect to the proposal to approve the spin-off of Teliphone Corp., our majority-owned subsidiary, votes were cast for confirmation as follows:

Votes Cast For	Votes Cast Against	Abstain
28,847,845	5,500	0

No other matters were acted upon by our security holders at our annual meeting.

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

United American Corporation

Date:	November 20, 2006

By: /s/ Simon Lamarche Simon Lamarche Title: Chief Executive Officer, Chief Financial Officer and Director