Form 10KSB
period 2006-12-31
UNITED AMERICAN CORP
filed 2007-04-17
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

State issuer’s revenue for its most recent fiscal year. $19,991,191

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$1,015,559 as of April 16, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 51,079,985 Common Shares as of April 15, 2007

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

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

On January 1, 2004, we acquired 3894517 Canada Inc., a company wholly-owned by Mr. Laliberté at the time of acquisition. No consideration was paid for this company, as it had no assets or liabilities. 3894517 Canada Inc. became a wholly owned subsidiary of ours and was utilized in order to have banking operations within Montreal, Canada, our principal place of business.

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

Wholesale VoIP Market

We constructed our first VoIP network which we refer to as CaribbeanONE. To construct this network, we established servers in Haiti that utilize our intellectual property to connect with our servers located in Montreal, Quebec, Canada. Following the successful testing of our servers in Haiti, the CaribbeanONE network was completed in March 2004. The establishment of the CaribbeanONE network was critical in that it enabled us to charge significantly less than other providers that exclusively utilize established telecommunication lines for calls that originate in North America and terminate in any country in the Caribbean. When one of our consumers originated a call in North America, our VoIP network received the call and transmitted the call to our server in Haiti. An established telecommunication line was then utilized to transmit the call from our server in Haiti to the termination point of the call in the Caribbean. The establishment of the CaribbeanONE network was our first step in strategically establishing computer servers in specified geographical areas to construct an international VoIP network.

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

As part of our growth plan, we expanded our long distance VoIP termination services outside of the Caribbean and into additional routes in Africa. During the third quarter of 2005, we built a VoIP gateway in Gabon, Africa. Similar to our CaribbeanONE infrastructure located in Haiti, we offered wholesale termination services to global Tier1 and Tier 2 telecommunications companies to utilize our VoIP link between Montreal, Canada and Gabon in order to terminate their long distance calls. This gateway installation permitted us to expand the number of voice channels that we had in operation in our global network and sell more long distance termination minutes to our existing and future customers.

We further expanded our network by entered into a partnership with Tectacom Inc. of Montreal and established a VoIP gateway in Mali, Africa in May of 2006. As a result, we established a profit-sharing understanding with Tectacom for VoIP long distance termination minutes transiting through our gateways. Tectacom held an agreement with the government-operated telecommunications provider in Mali, permitting them to reserve voice channel capacity within the Mali telecommunications infrastructure. The government-operated telecommunications provider in Mali owns all local landlines within the country and approximately 40% of cellular telephone services provided in the country. This agreement permitted us access to install our gateways and to interconnect the Mali voice channels operated by the government-owned telecommunications provider with our servers in Montreal. This agreement further enabled us to sell this direct route connection to our customers in order for them to offer long distance services to their respective retail customer base.

In October 2006, we entered into an agreement with the government-operated telecommunications provider in Mali to assist it in identifying the origination point of calls utilizing its voice channels. Identifying the original point of a telephone call is important because it will enable the provider to prohibit unauthorized use of its network which is commonly achieved by disguising the original point of a telephone call. In exchange for providing this service, we received more favorable pricing for our use of its voice channels.

In November 2006, again further expanded our network by building a VoIP gateway in Cameroon, Africa.

On December 6, 2006, we entered into an Agreement with Gabon Telecom, a government-operated telecommunications provider in Gabon, primarily for the purposes of assisting Gabon Telecom in regulating its international telecommunications traffic in order to prevent abuse of its existing agreements created by unauthorized use of its voice channels and failure to make payment. This Agreement enabled us to offer termination services through our VoIP gateway in Gabon. This Agreement was for a period of 5 years and renewable upon mutual agreement of the parties.

The Mali, Gabon and Cameroon, Africa networks all commenced service during the year ended December 31, 2006. Due to frequently changing political conditions within each of these African nations, we are experiencing difficulty enforcing the terms of our prior negotiated agreements. The current governments in these countries are not honoring the existing agreements described above in which we acquired termination routes within the country. For this reason, in February

2007 we were forced to suspend our direct African route operations in Mali, Gabon and Cameroon. We are working to restore these networks to operational in 2007, but we can provide no assurance that we will be successful in reestablishing the Mali, Gabon and Cameroon networks. We anticipate that our failure to provide termination services in Mali, Gabon and Cameroon through our VoIP networks will significantly harm our business and results of operations in the 2007.

During 2007, we our focusing our efforts on adding further routes in countries that do not present that same political risks and instability associated with our operations in Mali, Gabon and Cameroon, Africa.

Subsidiary Spin-off

In April 2005, our management was presented with an opportunity where Teliphone would enter into a merger with a wholly-owned subsidiary of OSK Capital II Corp. (“OSK”), a public reporting company under Section 12(g) of the Securities Exchange Act of 1934. On April 28, 2005, OSK completed its acquisition of Teliphone, pursuant to an Agreement and Plan of Merger and Reorganization. At the effective time of the merger, OSK acquired all of the outstanding shares of Teliphone and Teliphone merged with OSK II Acquisition Corp., a Florida corporation and wholly-owned subsidiary of OSK. OSK issued 25,000,000 common shares in exchange for all of the issued and outstanding shares of Teliphone and these shares of OSK were issued to the shareholders Teliphone shareholders on a pro rata basis. We owned 100 common shares of the 104 common shares issued and outstanding in Teliphone. As a result, we received 24,038,462 shares of OSK. Following the effectiveness of the merger, OSK had 30,426,000 common shares issued and outstanding. Consequently, Teliphone became a wholly owned subsidiary of OSK and OSK was a majority-owned subsidiary of our company.

On August 21, 2006, OSK changed its name to Teliphone Corp. Thereafter, we acquired another 1,699,323 shares of Teliphone Corp. in consideration for loans previously advanced.

Our management submitted to our shareholders a proposal to spin-off our majority-owned subsidiary, Teliphone Corp., at the annual meeting on October 23, 2006. Our board of directors believed that spinning-off Teliphone would accomplish an important objective. The spin-off would enable Teliphone to focus on handling the origination, management, and billing of calls and services offered to our retail customers and allow us to concentrate on building an international VoIP focused primarily on call termination services for wholesale customers. This will allow both companies that have operations that are focused on different objectives to better prioritize the allocation of their management and their financial resources for achievement of their corporate objectives. This proposal was approved by our shareholders at the annual meeting on October 23, 2006 and each shareholder received on a pro rata basis restricted shares of Teliphone Corp.

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

Research and Development

We did incurred research and development expenditures of $124,232 in the fiscal year ended December 31, 2006 and $103,006 in the fiscal year ended December 31, 2005.

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

International Regulation

The regulation of VoIP services is evolving throughout the world. The introduction and proliferation of VoIP services have prompted many countries to reexamine their regulatory policies. Some countries do not regulate VoIP services, others have taken a light-handed approach to regulation, and still others regulate VoIP services the same as traditional telephony. In some countries, VoIP services are prohibited. Several countries have recently completed or are actively holding consultations on how to regulate VoIP providers and services. We primarily provide VoIP services internationally in Canada and various African nations.

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

Employees

We, together with our subsidiary entities, currently have 1 full-time employee. We retain consultants to assist in our operations as needed. Our employees are not represented by labor unions or collective bargaining agreements.

Item 2. Description of Property

We currently lease our executive offices located at 4150 Ste-Catherine Street West, Suite 200, Montreal, Quebec, Canada, H3Z 0A1. We pay monthly rent for this property in the amount of $500.

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

Fiscal Year Ending December 31, 2006
Quarter Ended	High $	Low $
March 31, 2006	0.08	0.052
June 30, 2006	0.0651	0.042
September 30, 2006	0.07	0.042
December 31, 2006	0.071	0.04

Fiscal Year Ended December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	0.155	0.102
June 30, 2005	0.112	0.05
September 30, 2005	0.075	0.043
December 31, 2005	0.07	0.04

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

(d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2006, we had approximately three hundred and seventy holders (370) of record of our common stock which includes those stockholders who hold shares in street name.

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

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

In November 2006, we issued 1,110,000 shares of restricted common stock to four consultants for services rendered. Included in this issuance were 500,000 shares of our common stock issued to Metratech Business Solutions, a private company controlled by Mr. George Metrakos, as compensation for services rendered. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2006.

Equity Compensation Plans as of December 31, 2006
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

As of December 31, 2006, we had no existing equity compensation plans and had not issued as compensation for services rendered to any employee, executive officer, member of our board of directors, or consultant any options, warrants, or other convertible securities exercisable into shares of our common stock.

Item 6. Management’s Discussion and Analysis

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

Overview

We were incorporated under the laws of the State of Florida on July 17, 1992 under the name American Financial Seminars, Inc. On February 5, 2004, our name was changed to United American Corporation. On July 18, 2003, we entered into a share exchange agreement with 3874958 Canada Inc. (a Canadian corporation and an affiliate of the Company by common officers) to transfer 26,250,000 shares of its common stock for 100 shares of American United Corporation (a Delaware corporation and wholly owned subsidiary of 3874958 Canada Inc.) which represented 100% of the outstanding shares of American United Corporation. In this transaction we acquired internet telecommunications equipment valued at $874,125 which we utilizes to provide VoIP (Voice-over-Internet-Protocol) telecommunications services to wholesale providers worldwide.

Our revenues are derived primarily from the sale of international call termination services to wholesale customers. We also sold call local call termination services to retail customers in the domestic North American market, but have since ceased this area of our business since we completed the spin-off of our majority-owned subsidiary, Teliphone Corp., on October 30, 2006.

Our management believes that we can successfully operate within the Wholesale Telecommunications Market as a result of the following:

•
There is a natural migration in the wholesale telecommunications marketplace to utilize the internet as the main network between telecommunications carriers due to its lower cost of operation than traditional networks. We specialize in the deployment of internet-based technologies.

•
Developing nations, primarily in Africa, Latin and South America, are confronted with the need to upgrade their telecommunications technologies resulting in a need for support in this venture over the next 3-5 years, producing solid opportunities for us to leverage our knowledge in order to solidify long term consulting mandates and direct route termination capabilities with these countries.

Since we first launched our direct wholesale termination services with our CarribeanONE network in 2003, we added additional networks in the countries of Mali, Gabon and Cameroon, Africa, as direct route destinations. We have also grown in our other business segment, which is brokered routes. Brokered routes refer to the re-sale of other companies’ direct routes to our customers.

The CarribeanONE route terminated operation in February of 2006. The Mali, Gabon and Cameroon, Africa networks all commenced service during the year ended December 31, 2006. Due to frequently changing political conditions within each of these African nations, we are experiencing difficulty enforcing the terms of our prior negotiated agreements. The current governments in these countries are not honoring existing agreements in which we acquired termination routes within the country. For this reason, in February 2007 we were forced to suspend our direct African route operations in Mali, Gabon and Cameroon. We are working to restore these networks to operational in 2007, but we can provide no assurance that we will be successful in reestablishing the Mali, Gabon and Cameroon networks. We anticipate that our failure to provide termination services in Mali, Gabon and Cameroon through our VoIP networks will significantly harm our business and results of operations in the 2007.

During 2007, we our focusing our efforts on adding further routes in countries that do not present that same political risks and instability associated with our operations in Mali, Gabon and Cameroon, Africa.

Results of Operations for the Years Ended December 31, 2006 and 2005

For the year ended December 31, 2006, we generated total revenue of $19,991,191, compared to revenue of $4,845,485 for the year ended December 31, 2005. Our revenue was generated by sales of retail domestic and international voice and data products and services using VoIP.  Our increase in revenue for the year ended December 31, 2006 when compared to the same reporting period in the prior year is primarily attributable to increases in sales of VoIP termination services in our both our brokered international telecom routes as well as our direct routes. A brokered route is one where we purchase from a supplier who has direct termination capabilities with the local wireline and mobile operators in the country and re-sell the termination destination to our customers. A direct route is when we have the ability to directly terminate the traffic with the local wireline and mobile operators, such as our direct routes in Mali, Gabon and Cameroon, Africa. During the year ending December 31, 2006, $17,146,798 of revenues were attributed to our brokered routes and $2,555,337 of revenues were attributed to our direct routes, compared to the previous year where the wholesale revenue of $4,611,979 was generated entirely from our CaribbeanONE network, our first direct route which is no longer operational., Our remaining revenues were generated from our majority-owned subsidiary, Teliphone Corp., during the first 10 months of the year ended December 31, 2006 of $372,335 compared to 12 months of operations of Teliphone Corp. in 2005 of $233,506. In October 2006, we completed the spin-off of our majority-owned subsidiary, Teliphone Corp.

Our total cost of sales for the year ended December 31, 2006 was $18,307,252 compared to $4,640,709 for the year ended December 31, 2005. This resulted in a gross profit of $1,683,939 and $204,776 for the years ended December 31, 2006 and 2005 respectively. The increase in gross profit is a result of increase sales of our wholesale termination services.

We incurred operating expenses in the amount of $2,291,498 for the year ended December 31, 2006, compared to $1,726,296 for the year ended December 31, 2005. The increase in our operating expenses is primarily attributable to increases in commissions paid on the increased revenues as well as increases in management fees. We incurred research and development expenditures of $124,232 in the year ended December 31, 2006, while incurring $103,006 in research and development expenditures in the prior year. These research and development expenditures were incurred by our majority-owned subsidiary, Teliphone Corp., in connection with its efforts to continuously develop its core call management and call routing technology. As a result of spinning-off our majority-owned subsidiary, Teliphone Corp, on October 30, 2006, there will be no further consolidation of their results of operations. We paid $1,177,397 in commissions and wages and management fees for the year ended December 31, 2006, compared to $573,446 for the year ended December 31, 2005.  We paid commissions and management fees based upon sales of VoIP termination services. As a result of a significant increase in the sales of VoIP termination services, our commission and management fees paid correspondingly increased.

Our net loss for the year ended December 31, 2006 was $614,269, compared to a net loss of $1,442,255 in the prior year.

Liquidity and Capital Resources

As of December 31, 2006, we had current assets of $1,938,407. Our current assets consisted of accounts receivable in the amount of $1,396,332 and prepaid expenses and other current assets of $40,795. Our total current liabilities as of December 31, 2006 were $3,125,632. As a result, on December 31, 2006 we had working capital deficit of $1,187,225.

Operating activities used $26,211 in cash for the year ended December 31, 2006. Our net loss of $614,269 for the year ended December 31, 2006 was the primary component of our negative operating cash flow. Investing activities during the year ended December 31, 2006 used $202,389 for the acquisition of fixed assets. Cash flows provided by financing activities during the year ended December 31, 2006 primarily consisted of $249,003 for proceeds from loans payable-

related parties in the amount of $196,470. We primarily relied on revenues and debt financing to fund our operations during the year ended December 31, 2006.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash in the year ended December 31, 2006 are as follows:

a.	Property acquisition costs,

b.	Increase in accounts payable attributable to increased sales, and

c.
We obtained financing from the issuance of loans from related parties. Our management believes that additional issuance of stock and/or debt financing may be required to satisfy our projected expenditures in 2007.

As of the time of this Annual Report, our management believes that we have insufficient capital to support our operations at the current level over the next twelve months. The success of our business is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2007. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time.

Off Balance Sheet Arrangements

As of December 31, 2006, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying consolidated financial statements, we have incurred recurring losses of $614,269 and $1,422,255 for the years ended December 31, 2006 and 2005, and have a working capital deficiency of $1,187,225 as of December 31, 2006. We have recently emerged from the development stage and have just started generating revenues. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Management believes that our capital requirements will depend on many factors. These factors include the increase in sales through existing channels as well as our ability to continue to expand our presence in the international wholesale market with direct routes and consulting mandates with developing countries. Our strategic relationships with telecommunications carriers has permitted us to achieve consistent quarterly growth in revenues.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, we translate income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. Our reporting currency is that of the US dollar while our functional currency is that of the Canadian dollar for our subsidiaries. We record these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when we utilized a Canadian subsidiary to record all of the transactions. We recognized a gain (loss) of $31,098 and $112,350 for the years ended December 31, 2006 and 2005, respectively.

Revenue Recognition

In 2004, when we emerged from the development stage with the acquisition of American United Corporation/ 3874958 Canada Inc. and after assuming ownership of 3894517 Canada Inc., we began to recognize revenue from VoIP services when the services were rendered and collection was reasonably assured in accordance with SAB 101.

There are limited estimates required in connection with recognition of revenue because voice traffic is measured in automated switches and routers, and contractual rates for traffic are used to bill or declare revenue on a monthly basis. However, for certain voice contracts, historical traffic may be retroactively re-rated within a contract period. This traffic re-rating is calculated and recognized immediately in the month the new contractual rate is established. Although relatively infrequent, there can be material disputes with customers over volume or traffic recognized on our customers’ switches. Our practice is to maintain recorded revenue based on our traffic data until the merits of a dispute are identified.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. We, determined based upon an independent valuation performed on our equipment acquired from American United Corporation that there was impairment of $1,750,875 (on October 6, 2003) based upon the fair value of the stock issued for the equipment. This amount is reflected as impairment in the December 31, 2003 financial statements. There has been no further impairment since this date.

Recently Issued Accounting Pronouncements

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

 In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements included elsewhere herein.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Balance Sheet as of December 31, 2006

F-3	Statements of Operations - Years Ended December 31, 2006 and December 31, 2005

F-4	Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2006 and December 31, 2005

F-5	Statements of Cash Flows for the Years Ended December 31, 2006 and December 31, 2005

F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
United American Corporation
Montreal, Quebec CANADA

I have audited the accompanying consolidated balance sheet of United American Corporation (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United American Corporation as of December 31, 2006, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

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

As discussed in Notes 1 and 13 to the consolidated financial statements, the Company has restated its consolidated financial statements for the extinguishment of payables that the Company wrote off in the year ended December 31, 2003. The Company has received legal opinions that determine these liabilities to no longer be outstanding, however, is performing revised lien searches and performing further due diligence on the existence of these liabilities. Until the time that the Company receives further documented evidential matter that these liabilities are in fact no longer considered to be liabilities, the Company has re-instated these liabilities.

/s/ Michael Pollack CPA
Cherry Hill, NJ
April 16, 2007

UNITED AMERICAN CORP
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
(IN US$)
Current Assets:
Cash and cash equivalents	$69,553
Accounts receivable, net	1,396,332
Interest receivable	15,000
Prepaid expenses and other current assets	40,795
Loan receivable - related company	416,727

Total Current Assets	1,938,407

Fixed assets, net of depreciation	419,942

TOTAL ASSETS	$2,358,349

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Loans payable - non-related parties	$138,429
Loans payable - related parties	373,225
Other payables	625,964
Convertible debentures	90,961
Derivative liability	27,688
Accounts payable and accrued expenses	1,869,365

Total Current Liabilities	3,125,632

Total Liabilities	3,125,632

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized and 51,079,985 shares issued and outstanding	51,080
Additional paid-in capital	4,865,893
Accumulated deficit	(5,754,376)
Accumulated other comprehensive income (loss)	70,120

Total Stockholders' Equity (Deficit)	(767,283)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,358,349

The accompanying notes are an integral part of the consolicated financial statements.

UNITED AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	IN US$
	2006	2005

OPERATING REVENUES
Sales	$19,991,191	$4,845,485

COST OF SALES
Inventory, beginning of period	51,652	44,059
Purchases	18,255,600	4,648,302
Inventory, end of period	-	(51,652)
Total Cost of Sales	18,307,252	4,640,709

GROSS PROFIT	1,683,939	204,776

OPERATING EXPENSES
Selling and promotion	43,659	135,274
Research and development	124,232	103,006
Professional and consulting fees	474,364	642,902
Commissions and wages	1,177,397	573,446
Other general and administrative expenses	218,096	81,116
Depreciation, amortization and impairment	253,700	190,552
Total Operating Expenses	2,291,448	1,726,296

LOSS BEFORE OTHER INCOME (EXPENSE)	(607,509)	(1,521,520)

OTHER INCOME (EXPENSE)
Loss on derivative liability	(18,649)	-
Interest income	15,000	-
Interest expense	(124,505)	(12,000)
Total Other Income (Expense)	(128,154)	(12,000)

NET LOSS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST
	(735,663)	(1,533,520)
Minority interest	121,394	111,265

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(614,269)	(1,422,255)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(614,269)	$(1,422,255)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	50,109,875	48,067,108

COMPREHENSIVE INCOME (LOSS)
Net loss	$(614,269)	$(1,422,255)
Other comprehensive income (loss)
Currency translation adjustments	31,098	112,350
Comprehensive income (loss)	$(583,171)	$(1,309,905)

The accompanying notes are an integral part of the consolicated financial statements.

UNITED AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	IN US$
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2005, as previously reported	44,119,985	$44,120	$3,751,548	$(3,091,888)	$(73,328)	$630,452

Prior period adjustment, see Note 13	-	-	-	(625,964)	-	(625,964)

Balance January 1, 2005, as restated	44,119,985	44,120	3,751,548	(3,717,852)	(73,328)	4,488

Shares issued for services	5,850,000	5,850	467,900	-	-	473,750

Net loss for the year ended December 31, 2005	-	-	-	(1,533,520)	112,350	(1,421,170)

Balance December 31, 2005	49,969,985	49,970	4,219,448	(5,251,372)	39,022	(942,932)

Shares issued for services	1,110,000	1,110	65,490	-	-	66,600

Spin off of Teliphone Corp., see Note 10	-	-	580,955	232,659	-	813,614

Net loss for the year ended December 31, 2006	-	-	-	(735,663)	31,098	(704,565)

Balance December 31, 2006	51,079,985	$51,080	$4,865,893	$(5,754,376)	$70,120	$(767,283)

The accompanying notes are an integral part of the consolicated financial statements.

UNITED AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	IN US$
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(614,269)	$(1,422,255)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation, amortization and impairment	253,700	188,979
Shares issued for services	66,600	473,750
Loss on derivative liability	18,649	-

Changes in assets and liabilities
(Increase) in accounts receivable	(1,228,387)	(171,725)
(Increase) in interest receivable	(15,000)	-
(Increase) decrease in inventory	39,140	(7,593)
(Increase) in prepaid expenses and other current assets	(132,746)	(56,086)
Increase in deferred revenue	10,720	-
Increase in accounts payable and and accrued expenses	1,575,382	454,058
Total adjustments	588,058	881,383

Net cash (used in) operating activities	(26,211)	(540,872)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(149,077)	(108,673)
(Increase) in loan receivable - related company	(53,312)	-

Net cash (used in) investing activities	(202,389)	(108,673)

CASH FLOWS FROM FINANCING ACTIVITES
Increase (decrease) in bank overdraft	(8,195)	16,905
Proceeds from loan payable, net of repayments	60,728	48,987
Proceeds from loan payable - related parties, net of repayments	196,470	(43,760)
Proceeds from convertible debentures	-	331,760

Net cash provided by financing activities	249,003	353,892

Effect of foreign currency	49,150	211,399

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,553	(84,254)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	-	84,254

CASH AND CASH EQUIVALENTS - END OF YEAR	$69,553	$-

CASH PAID DURING THE YEAR FOR:
Interest expense	$117,973	$12,000

NONCASH TRANSACTIONS:

Spin-off of Teliphone Corp. at October 30, 2006

Cash	$(8,710)	$-
Accounts receivable	18,885	-
Inventory	12,512	-
Other assets	142,007	-
Fixed assets	97,484	-
Loans payable -related company	(363,415)	-
Accounts payable and accrued expenses	(313,993)	-
Loans payable - related	(155,005)	-
Deferred revenue	(10,720)	-
	$(580,955)	$-

The accompanying notes are an integral part of the consolicated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

In March 2005, Teliphone Inc. issued 4 shares of stock to management. After this transaction, the Company owned 96% of Teliphone, Inc. Therefore, a minority interest is reflected in the consolidated financial statements. Subsequently, on April 28, 2005, the Company entered into a merger and reorganization agreement with OSK Capital II Corp., a Nevada corporation, where OSK Capital II Corp. became a 79% majority owned subsidiary of the Company, and Teliphone, Inc. became a wholly owned subsidiary of OSK Capital II Corp. OSK Capital II Corp. changed its name to Teliphone Corp. on August 21, 2006.

The only related party transactions the Company has entered into are advances to the entities consolidated within Teliphone Corp. and with 3894517 Canada, Inc. which is a wholly-owned subsidiary, all of which have been eliminated herein. Additionally, from time to time shareholders or entities under common control will advance amounts to the Company to assist in cash flow. These are all short-term amounts and interest bearing at rates ranging between 10-20%.

Teliphone Inc., at the time, a wholly owned subsidiary of the Company’s subsidiary Teliphone Corp., 3901823 Canada Inc., the holding company of Intelco Communications (“3901823”), and Intelco Communications (“Intelco”) entered into an agreement (the “Agreement”) on July 14, 2006. Pursuant to the terms of the Agreement, Teliphone Inc. agreed to issue 35 class A voting shares of its common stock representing 25.2% of Teliphone Inc.’s issued shares to 3901823 in exchange for office rent, use of Intelco’s data center for Teliphone Inc.’s equipment, and use of Intelco’s broadband telephony network valued at approximating $144,000 (CDN$) for the period August 1, 2006 through July 31, 2007, a line of credit of $75,000 (CDN$), of which $25,000 (CDN$) was already drawn upon in July 2006 and repaid on December 2006.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Teliphone Inc. also agreed to make available to the customers of Intelco certain proprietary software for broadband telephony use. In lieu of receiving cash for the licensing of this software, Teliphone Inc. will apply $1 per customer per month at a minimum of $5,000 per month. Following a twelve month period, Intelco will receive additional shares of class A voting common stock of Teliphone Inc. for the difference in the value between $144,000 and the total payments credited back to Teliphone Inc. The maximum amount of additional shares that can be issued to Intelco after the twelve month period is an additional 8.34% of Teliphone Inc.’s issued and outstanding shares. In the event that the total payments credited back to Teliphone Inc. exceeds $144,000, Intelco will not be entitled to the issuance of any additional shares of Teliphone Inc. common stock.

Teliphone Inc. recognized a prepaid expense for the fair value of the shares issued to Intelco. The value of the prepaid expense was determined based on the estimated cost of the services that Teliphone Inc. is to receive under the Joint Venture Agreement entered into for a one-year period of time. The cost was estimated at $12,000 (CDN$) per month. Teliphone Inc. up through October 30, 2006, the date that Teliphone Corp. was spun-off as noted herein, had not used the $12,000 (CDN$) per month. Prior to the spin-off, the balance remaining in the prepaid expense for Intelco was $115,588 US$..

On October 23, 2006, the Company’s shareholders voted in the majority to spin-off its entire holdings of 25,737,785 shares of the common stock of Teliphone Corp. with an effective date of October 30, 2006. In accordance with APB 29, “Accounting for Nomonetary Transactions”, the Company distributed the capital stock they owned in Teliphone Corp. to their stockholders (a “spin-off”). As a result, the Company recognized the value of the assets and liabilities spun-out based on the respective recorded amounts after reduction for any impairment of value due to the fact that this was a nonreciprocal transfer to owners. (See Note 10).

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred losses of $614,269 and $1,422,255 for the years ended December 31, 2006 and 2005, and has a working capital deficiency of $1,187,225 as of December 31, 2006.

Despite, the recurring losses, the Company has been successful in establishing distribution channels in Africa and generating significant revenue growth in the past six months. There is no guarantee that the Company will be able to continue to grow at this pace, raise enough capital or generate revenues from other areas of the world to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

As discussed in Note 13 to the consolidated financial statements, the Company has restated its consolidated financial statements for the extinguishment of payables that the Company wrote off in the year ended December 31, 2003. The Company has received legal opinions that determine these liabilities to no longer be outstanding, however, is performing revised lien searches and performing further due diligence on the existence of these liabilities. Until the time that the Company receives further documented evidential matter that these liabilities are in fact no longer considered to be liabilities, the Company has re-instated these liabilities.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All minority interests are reflected in the consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, income taxes, foreign currency risks, derivative liabilities and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar for its subsidiaries. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when the Company utilized a Canadian subsidiary to record all of the transactions. The Company recognized a gain (loss) of $31,098 and $112,350 for the years ended December 31, 2006 and 2005, respectively.

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

There are limited estimates required in connection with recognition of revenue because voice traffic is measured in automated switches and routers, and contractual rates for traffic are used to bill or declare revenue on a monthly basis. However, for certain voice contracts, historical traffic may be retroactively re-rated within a contract period. This traffic re-rating is calculated and recognized immediately in the month the new contractual rate is established. Although relatively infrequent, there can be material disputes with customers over volume or traffic recognized on our customers’ switches. The Company’s practice is to maintain recorded revenue based on our traffic data until the merits of a dispute are identified.

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

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable (Continued)

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers. The Company has not established an allowance for doubtful accounts as of December 31, 2006.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended December 31, 2006 and 2005 are included in general and administrative expenses in the consolidated statements of operations.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration Risk

In the years ended December 31, 2006 and 2005, the Company generated 93% and 100% of their sales from one customer. A major customer is a customer that represents greater than 10% of the total sales.

In the years ended December 31, 2006 and 2005, the Company incurred 52% and 80% of their purchases from one vendor. A major vendor is a vendor that represents greater than 10% of the total purchases.

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

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. The Company, determined based upon an independent valuation performed on its equipment acquired from American United Corporation that there was impairment of $1,750,875 (on October 6, 2003) based upon the fair value of the stock issued for the equipment. This amount is reflected as impairment in the December 31, 2003 financial statements. There has been no further impairment since this date.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants as well as from convertible debentures. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2006	December 31, 2005

Net loss	$(614,269)	$(1,422,255)

Weighted-average common shares
Outstanding (Basic)	50,109,875	48,067,108

Weighted-average common stock
Equivalents
Convertible debentures	1,428,571	500,000
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	51,538,446	48,567,108

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. The Company has adopted the provisions of SFAS 123R for its fiscal year ended December 31, 2006. The adoption of this principle had no effect on the Company’s operations.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

The Company has elected to use the modified-prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. Commencing with the creation of Teliphone, Inc. the Company began operating in two segments, and three geographical locations.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company’s consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 3-	FIXED ASSETS

Fixed assets as of December 31, 2006 were as follows:

	Estimated Useful Lives (Years)

Computer equipment	5	$1,075,896

Less: accumulated depreciation		(655,954)
Fixed assets, net		$419,942

There was $253,700 and $190,552 depreciation charged to operations for the years ended December 31, 2006 and 2005, respectively.

NOTE 4-	RELATED PARTY LOANS AND TRANSACTIONS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans receivable into Teliphone Corp. (formerly OSK Capital II Corp) common stock. The $300,000 remaining on the loan has become interest bearing at 12% per annum, payable monthly with a maturity date of August 1, 2009. No interest has been paid since the $300,000 became interest bearing. The Company has recognized $15,000 of interest receivable through December 31, 2006. In addition, there are approximately $116,727 of non-interest bearing loans that were incurred after August 2006. These loans are considered as advances and are not interest bearing and due upon demand.

The Company had loans with various directors and companies that are related to those directors that were non-interest bearing. There was $77,499 outstanding as of December 31, 2006. These loans are short-term in nature.

The Company had $295,726 in short-term related party loans payable that accrue interest at rates ranging between 8% and 12% per annum. As of December 31, 2006, $6,532 in interest expense is accrued and for the year ended December 31, 2006, the Company has expensed $25,332 in interest expense. There were no amounts outstanding at December 31, 2005.

The Company paid commissions to a director and a company with common ownership in the amount of $692,865 and $274,045 in the years ended December 31, 2006 and 2005, respectively.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 5-	LOANS PAYABLE - NON-RELATED PARTIES

The Company has $138,429 in loans payable with non-related parties that are due on demand, non-interest bearing and unsecured. Of this amount approximately $128,342 is being repaid monthly, based on 50% of the profits generated on certain international routes to a private company that provided financing towards the development of those international routes.

NOTE 6-	CONVERTIBLE DEBENTURES

On October 18, 2004, the Company entered into 12% Convertible Debentures (the “Debentures”) with Strathmere Associates International Limited in the amount of $100,000. The Debentures had a maturity date of October 18, 2006, and incurred interest at a rate of 12% per annum, payable every six months.

On November 14, 2006, the Company and Strathmere Associates International Limited agreed to extend the maturity date to October 31, 2007, while maintaining the same interest rate of 12% per annum, payable every month.

The Debentures can either be paid to the holders on October 31, 2007 or converted at the holders’ option any time up to maturity at a conversion price equal of $0.07 per share (the original conversion rate was $.20 per share). The convertible debentures met the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. The Company has separated the embedded derivative from the hybrid instrument based on an independent valuation.

For disclosure purposes, the fair value of the derivative is estimated on the date of issuance of the debenture (October 18, 2004), with the following weighted-average assumptions used for December 31, 2006 and 2005; no annual dividends, volatility of 125%, risk-free interest rate of 3.28%, and expected life of 1 year for 2006 and 2 years for 2005. For disclosure purposes as of December 31, 2006 and 2005 the derivative call option was approximately $0.0194 per share. The (loss) on the derivative liability for the year ended December 31, 2006 was ($18,649).

The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133.

Interest expense for the years ended December 31, 2006 and 2005 was approximately $12,000, respectively. At December 31, 2006, there was no interest accrued.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 7-	COMMITMENTS

Agreements

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

Operating Lease

The Company has entered into operating lease agreements which mature between November 11, 2008 and December 19, 2009. Minimum rentals for the next three years and in the aggregate are:

Year Ending December 31,

2007	$32,229
2008	31,655
2009	23,229

Total	$87,113

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 8-	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2006, the Company has 100,000,000 shares of common stock authorized with a par value of $.001. The Company’s shareholders approved an increase of 50,000,000 authorized shares from 50,000,000 to 100,000,000 shares on October 23, 2006.

The Company has 51,079,985 shares issued and outstanding as of December 31, 2006.

During the year ended December 31, 2006, the Company issued 1,110,000 for services at $.06 per share for a value of $66,600.

During the year ended December 31, 2005, the Company issued 1,400,000 for services at $.10 per share and 4,450,000 at $.075 per share for a value of $473,750.

Stock Options and Warrants

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

At December 31, 2006, deferred tax assets consist of the following:

Net operating losses	$1,734,000

Valuation allowance	(1,734,000)

$-

At December 31, 2006, the Company had a net operating loss carryforwards of approximately $5,100,000, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 9-	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2006 and 2005 is summarized as follows:

	2006	2005
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

NOTE 10-	SPIN-OFF OF TELIPHONE CORP.

On October 23, 2006, the Company’s shareholders voted in the majority to spin-off its entire holdings of 25,737,785 shares of the common stock of Teliphone Corp. with an effective date of October 30, 2006. In accordance with APB 29, “Accounting for Nomonetary Transactions”, the Company distributed the capital stock they owned in Teliphone Corp. to their stockholders (a “spin-off”). As a result, the Company recognized the value of the assets and liabilities spun-out based on the respective recorded amounts after reduction for any impairment of value due to the fact that this was a nonreciprocal transfer to owners. As noted in the chart below, the net result was $580,955 recognized as contributed capital, an increase to the Company’s additional paid in capital at October 30, 2006, due to the Company’s shareholders receipt of common shares of a Company that had net liabilities as of the date of spin-off. In addition, the Company’s minority interest of $232,659 were adjusted to earnings in the spin-off.

Balances of Teliphone Corp. at October 30, 2006:

Cash	$(8,710)
Accounts receivable	18,885
Inventory	12,512
Other assets	142,007
Fixed assets	97,484
Loans payable	(363,415)
Accounts payable and accrued expenses	(126,125)
Current notes payable - related	(155,005)
Deferred revenue	(10,720)
Other payables	(187,868)

$(580,955)

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 11-	SEGMENT INFORMATION

The Company’s reportable operating segments include wholesale VoIP services which is the physical buying of minutes (3894517 Canada Inc.) over brokered routes and direct routes. A brokered route is one where the Company purchases from a supplier who has direct termination capabilities with the local wireline and mobile operators in the country and re-sell the termination destination to the Company’s customers. A direct route is when the Company has the ability to directly terminate the traffic with the local wireline and mobile operators, such as the Company’s direct routes in Mali, Gabon and Cameroon, Africa., During 2006, the Company also recorded retail interconnection services through its majority owned subsidiary Teliphone Corp (Formerly OSK Capital II Corp.). These revenues and expenses are listed below for the consolidation period from January 1, 2006 to October 30, 2006 only, as the Company spun off its holdings of Teliphone Corp. to its shareholders on October 30, 2006. The Company also has corporate overhead expenses. The wholesale direct route services are essentially provided in Africa, and the wholesale brokered route services are supplied to customers in North America.. The segment data presented below details the allocation of cost of revenues and direct operating expenses to these segments.

Operating segment data for the year ended December 31, 2006 are as follows:

	Corporate	Wholesale Services Brokered	Wholesale Services Direct	Connection Services	Total
Sales	$-	$17,063,519	$2,555,337	$372,335	$19,991,191
Cost of sales	-	15,748,848	2,299,181	259,223	18,307,252
Gross profit	-	1,314,671	256,156	113,112	1,683,939
Operating expenses	85,250	1,291,064	221,616	439,818	2,037,7483
Depreciation, amortization and impairment	184,800	29,858	-	39,042	253,700
Other income (expense)	(3,649)	(54,776)	(48,000)	(21,729)	(128,154)
Net (loss)	(273,699)	(61,027)	(13,460)	(387,477)	(735,663)
Segment assets	308,100	2,014,521	35,728	-	2,358,349
Fixed Assets, net of depreciation	293,100	126,842	-	-	419,942

Operating segment data for the year ended December 31, 2005 are as follows:

	Corporate	Wholesale Services Brokered	Wholesale Services Direct	Connection Services	Total
Sales	$-		$4,611,979	$233,506	$4,845,485
Cost of sales	-		4,163,319	477,390	4,640,709
Gross profit (loss)	-		448,660	(243,884)	204,776
Operating expenses	543,682		658,359	333,703	1,535,744
Depreciation, amortization and impairment	148,700		10,023	31,829	190,552
Interest (net)	(12,000)		-	-	(12,000)
Net income (loss)	(704,382)		(219,722)	(609,416)	(1,533,520)
Segment assets	446,100		180,858	301,681	928,639
Fixed Assets, net of depreciation	446,100		38,871	155,130	640,101

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 11-	SEGMENT INFORMATION (CONTINUED)

In addition, the segment data broken out by geographical location for the year ended December 31, 2006 are as follows:

	North, Central and South America	Europe, Middle East and Africa	Asia	Total
Sales	$4,748,034	$15,148,848	$94,309	$19,991,191
Cost of sales	4,348,088	13,872,800	86,365	18,307,252
Gross profit (loss)	399,946	1,276,049	7,944	1,683,939
Operating expenses	4,839,781	15,441,571	96,131	2,037,7483
Depreciation, amortization and impairment	60,255	192,248	1,197	253,700
Interest (net)	(30,437)	(97,112)	(605)	(128,154)
Net income (loss)	(174,725)	(557,468)	(3,470)	(735,663)
Segment assets	560,123	1,787,101	$11,126	2,358,349
Fixed Assets, net of depreciation	99,739	318,222	1,981	419,942

The geographical location segmentation information for the year ended December 31, 2005 is as follows:

	North, Central and South America	Europe, Middle East and Africa	Asia	Total
Sales	$4,845,485	-	-	$4,845,485
Cost of sales	4,640,709		-	4,640,709
Gross profit (loss)	204,776	-	-	204,776
Operating expenses	1,535,744	-	-	1,535,744
Depreciation, amortization and impairment	190,552	-	-	190,552
Interest (net)	(12,000)	-	-	(12,000)
Net income (loss)	(1,533,520)	-	-	(1,533,520)
Segment assets	928,639	-	-	928,639
Fixed Assets, net of depreciation	640,101	-	-	640,101

NOTE 12-	SUBSEQUENT EVENTS

On February 20, 2007, the Company temporarily ceased operations in its wholesale direct routes in Mali, Gabon and Cameroon Africa due to political changes in all of the countries.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 13-	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the extinguishment of $625,964 of payables that the Company wrote off in the year ended December 31, 2003. The Company has received legal opinions that determine these liabilities to no longer be outstanding, however, is performing revised lien searches and performing further due diligence on the existence of these liabilities. Until the time that the Company receives further documented evidential matter that these liabilities are in fact no longer considered to be liabilities, the Company has re-instated these liabilities. The $625,964 is included in the consolidated balance sheet at December 31, 2006 as “Other payables”. The restatement has no impact on net income (loss) or earnings per share calculations, or changes in the Company’s cash flows for the years ended December 31, 2006 and 2005, respectively.

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

On February 6, 2006, Schwartz Levitsky Feldman LLP (the “Former Accountant”) resigned as the Company’s accountant. The Company has engaged Michael Pollack, CPA as its principal accountants effective February 7, 2006. The decision to change accountants was approved by the Company’s board of directors. The Company did not consult with Michael Pollack, CPA on any matters prior to retaining such firm as its principal accountants.

The Former Accountant did not report on the financial statements for either of the past two years, but did review the Company’s financial statements included in the Company’s amended quarterly report for the period ended September 30, 2004 and the quarterly reports for the periods ended June 30, 2005 and September 30, 2005.

From the time that the Former Accountant was engaged on August 31, 2005 and through the interim period ended February 6, 2006, the Former Accountant did not advise the Company with respect to any of the matters described in paragraphs (a)(1)(iv)(A) or (B) of Item 304 of Regulation S-B.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Simon Lamarche. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are not effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

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

George Metrakos. Mr. Metrakos was appointed to our board of directors on September 6, 2005. Mr. Metrakos holds a Bachelor’s of Engineering from Concordia University located in Montreal, Canada and a Master’s of Business Administration from The John Molson School of Business at Concordia University. Mr. Metrakos has worked with such organizations as Philips B.V. located in the Netherlands, The Dow Chemical Company, and Hydro Quebec. Mr. Metrakos was appointed as President and Chief Executive Officer of Teliphone, Inc. in September 2004. Teliphone, Inc. was formed as a subsidiary of the Company in September 2004. Mr. Metrakos was appointed as President, Chief Executive Officer and a member of the board of directors of Teliphone Corp., formerly known as OSK Capital II Corp., in June 2005. Teliphone Corp. was a subsidiary of the Company until spun-off on October 30, 2006.

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

Involvement in Certain Legal Proceedings

Other than as disclosed below, during the past five years, none of the following occurred with respect to a present director, person nominated to become director, executive officer, or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

On October 8, 2004 the Autorité des marchés financiers (the “AMF”) launched penal proceedings before the Court of Québec (Criminal and Penal Division) against, our former CEO and CFO, Benoit Laliberté, in the matter of Jitec Inc. Benoit Laliberté faces 48 counts and is liable to fines totaling $1,760,180. He is accused of insider trading in the securities of Jitec Inc., while having privileged information about the company, thereby violating section 187 of the Securities Act (the “Act”), assisting Jitec Inc. in making a misrepresentation in press releases in violation of section 196 of the Act, and failing to file a report disclosing a change in his control over the securities of Jitec Inc., which is a reporting issuer, in violation of section 97 of the Act. A trial date for this matter has not been set. There are several preliminary defense Motions which are now pending and after these Defense Motions have been dealt with, if necessary, the Court will then set a Trial date.

On May 23, 2003, Vectoria Information Technology and Telecommunications Inc. filed a bankruptcy petition with the Canadian Federal Bankruptcy Court and was declared bankrupt and liquidated on May 7, 2004. Mr. Simon Lamarche, our sole executive officer, acted as President to Vectoria Information Technology and Telecommunications Inc. from January 2002 to the end of 2003.

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

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes as needed.

For the fiscal year ending December 31, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2006:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Simon Lamarche CEO, CFO, & Director	0	0	0
George Metrakos Director	1	1	0

Code of Ethics Disclosure

We adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics was filed as an exhibit to the annual report on Form 10-KSB for the fiscal year ended December 31, 2005 and filed with the SEC on April 17, 2006.

Item 10. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2006 and 2005.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Simon Lamarche (1) CEO & CFO	2006 2005	34,660 42,000	- -	- -	- -	- -	- -	- -	34,660 42,000

(1)
Mr. Lamarche was appointed to serve as our Chief Executive Officer and Chief Financial Officer on November 8, 2005. The information provided in the summary compensation table includes all compensation paid to Mr. Lamarche for the full fiscal years ended December 31, 2006 and 2005.

Narrative Disclosure to the Summary Compensation Table

We have not entered into an employment agreement with Mr. Lamarche. Salary paid is recorded in the summary compensation table above in the column titled “Salary.” Of the total salary reported for the fiscal year ended December 31, 2006, $6,180 was paid in connection with services rendered to us, and $28,480 was paid in connection with services to our subsidiary entities. Mr. Lamarche was not granted any stock option or stock awards during the fiscal year ended December 31, 2006 or 2005.

At no time during the last fiscal year was any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Simon Lamarche	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2006.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Simon Lamarche	-	-	-	-	-	-	-
George Metrakos	-	30,000	-	-	-	132,905	162,905

Narrative Disclosure to the Director Compensation Table

The all fees earned or paid in cash to Simon Lamarche as were earned in connection with his employment agreement as an executive officer. Mr. Lamarche received no compensation for his service as a member of our board of directors. We only compensate outside directors for the service as members of our board of directors.

During the year ended December 31, 2006, we issued 500,000 shares of our common stock to Metratech Business Solutions, a private company controlled by Mr. George Metrakos, as compensation for services rendered. The aggregate value of these shares was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Stock Awards.” During the fiscal year ended December 31, 2006, Mr. Metrakos was paid cash compensation of $132,905 in consideration for consulting services rendered to us and our subsidiary entities. The fees are disclosed in the director compensation table above as “All Other Compensation.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 51,079,985 shares of common stock issued and outstanding on April 15, 2007. Except as otherwise indicated, the address of each person named in this table is c/o United American Corporation, 4150 Ste-Catherine Street West, Suite 200, Montreal, Quebec, Canada H3Z 0A1.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Simon Lamarche	0 shares	0%
Common	George Metrakos	650,000 shares (2)	1.3%
Total of All Directors and Executive Officers:		650,000 shares	1.3%
More Than 5% Beneficial Owners:
Common	Benoit Laliberté 220 de la Coulee Mont-Saint-Hilaire, Quebec, Canada J3H 5Z6	26,250,000 shares (3)	52.0%

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

(2)	Mr. Metrakos is the indirect beneficial owner of 650,000 shares of common stock held by Metratech Business Solutions Inc.
(3)	Mr. Laliberté is the indirect beneficial owner of 26,250,000 shares on common stock held by 3874958 Canada Inc.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2006 or in any presently proposed transaction which, in either case, has or will materially affect us.

Mr. Benoit Laliberté, our majority shareholder, provides consulting services to us. We retain Mr. Laliberté to primarily assist us in establishing networks and to negotiate sales agreements. We have no written agreement with Mr. Laliberté. During the fiscal year ended December 31, 2006, we paid Mr. Laliberté $460,630 in consulting fees for services rendered.

Item 13. Exhibits

Exhibit Number	Description
14.1	Code of Ethics (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement with Gabon Telecom

(1)	Incorporated by reference to Annual report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 17, 2007

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 were approximately $108,507 and $28,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2006 and 2005 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Corporation

By:	/s/ Simon Lamarche
Simon Lamarche Chief Executive Officer, Chief Financial Officer and Director April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Simon Lamarche	By:	/s/ George Metrakos
	Simon Lamarche Director April 16, 2007		George Metrakos Director April 16, 2007