Form 10QSB
period 2007-03-31
UNITED AMERICAN CORP
filed 2007-05-21
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-27621

United American Corporation
(Exact name of small business issuer as specified in its charter)

Florida	95-4720231
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4150 Ste-Catherine Quest, Suite 200, Montreal, Quebec, Canada H3Z 0A1
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,079,985 common shares as of April 15, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Condensed Consolidated Balance Sheet as of March 31, 2007
F-2	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2007 and 2006
F-3	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006
F-4	Notes to Unaudited Condensed Consolidated Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

UNITED AMERICAN CORP
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS
(IN US$)
Current Assets:
Cash and cash equivalents	$381,178
Accounts receivable, net	657,978
Interest receivable	24,000
Prepaid expenses and other current assets	11,610
Loan receivable - related company	429,975

Total Current Assets	1,504,741

Fixed assets, net of depreciation	422,964

TOTAL ASSETS	$1,927,704

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Loans payable - related parties	$419,081
Other payables	636,631
Convertible debentures	90,961
Derivative liability	27,688
Accounts payable and accrued expenses	1,494,675

Total Current Liabilities	2,669,036

Total Liabilities	2,669,036

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized and 51,079,985 shares issued and outstanding	51,080
Additional paid-in capital	4,865,893
Accumulated deficit	(5,723,704)
Accumulated other comprehensive income (loss)	65,399

Total Stockholders' Equity (Deficit)	(741,332)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,927,704

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	IN US$ 2007	2006

OPERATING REVENUES
Sales	$5,483,752	$2,463,170

COST OF SALES
Inventory, beginning of period	-	51,652
Purchases	4,555,235	2,293,893
Inventory, end of period	-	(20,014)
Total Cost of Sales	4,555,235	2,325,531

GROSS PROFIT	928,517	137,639

OPERATING EXPENSES
Selling and promotion	72,811	26,988
Professional and consulting fees	122,515	70,836
Commissions and wages	595,565	255,584
Other general and administrative expenses	8,814	37,529
Depreciation, amortization and impairment	58,446	56,745
Total Operating Expenses	858,151	447,682

LOSS BEFORE OTHER INCOME (EXPENSE)	70,366	(310,043)

OTHER INCOME (EXPENSE)
Interest expense	(39,694)	(4,266)
Total Other Income (Expense)	(39,694)	(4,266)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	30,672	(314,309)
Minority interest	-	27,828

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	30,672	(286,481)
Provision for Income Taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$30,672	$(286,481)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES
BASIC	$0.00	$(0.01)
FULLY DILUTED	$0.00	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	51,079,985	49,969,985

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	52,508,556	49,969,985

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$30,672	$(286,481)
Other comprehensive income (loss)
Currency translation adjustments	(4,721)	6,474
Comprehensive income (loss)	$25,951	$(280,007)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	IN US$ 2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$30,672	$(286,481)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	58,446	56,745

Changes in assets and liabilities
Decrease in accounts receivable	755,361	60,878
Decrease in investment tax credits	-	73
Decrease in interest receivable	(9,000)	-
Decrease in inventory	-	31,638
Decrease in prepaid expenses and other current assets	14,215	6,240
(Decrease) in accounts payable and accrued expenses	(363,530)	(9,455)
Total adjustments	455,492	146,119

Net cash provided by (used in) operating activities	486,164	(140,362)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(59,931)	(7,245)
(Increase) in loan receivable - related company	(9,217)	-

Net cash (used in) investing activities	(69,148)	(7,245)

CASH FLOWS FROM FINANCING ACTIVITES
(Decrease) in bank overdraft	-	(1,525)
Proceeds from loan payable, net of repayments	-	74
Proceeds from loan payable - related parties, net of repayments	(95,927)	142,584

Net cash provided by (used in) financing activities	(95,927)	141,133

Effect of foreign currency	(9,464)	6,474

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	311,625	-

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	69,553	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$381,178	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$39,694	$3,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

In 2004, the Company entered the telecommunications business by the creation of United American Telecom, a division focused on terminating call traffic in the Caribbean, and by the creation of Teliphone, a former division focused on providing Voice-over-Internet -Protocol (VoIP) calling services to residential and business customers.

Teliphone, Inc. was founded on August 27, 2004 in order to develop a VoIP network which enables users to connect an electronic device to their internet connection at the home or office which permits them to make telephone calls to any destination phone number anywhere in the world. VoIP is currently growing in scale significantly in North America. Industry experts predict the VoIP offering to be one of the fastest growing sectors from now until 2009. This innovative new approach to telecommunications has the benefit of drastically reducing the cost of making these calls as the distances are covered over the Internet instead of over dedicated lines such as traditional telephony. Teliphone has grown primarily in the Province of Quebec, Canada through the sale of its product offering in retail stores and over the internet.

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

Related party transactions the Company has entered into are advances to the entities consolidated within 3894517 Canada, Inc. which is a wholly-owned subsidiary, all of which have been eliminated herein. Additionally, from time to time shareholders or entities under common control will advance amounts to the Company to assist in cash flow. These are all short-term amounts and interest bearing at rates ranging between 10-20%.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Teliphone Inc. recognized a prepaid expense for the fair value of the shares issued to Intelco. The value of the prepaid expense was determined based on the estimated cost of the services that Teliphone Inc. is to receive under the Joint Venture Agreement entered into for a one-year period of time. The cost was estimated at $12,000 (CDN$) per month. Teliphone Inc. up through October 30, 2006, the date that Teliphone Corp. was spun-off as noted herein, had not used the $12,000 (CDN$) per month. Prior to the spin-off, the balance remaining in the prepaid expense for Intelco was $115,588 US$.

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred a net income of $30,672 and a loss of $286,481 for the three months ended March 31, 2007 and 2006, and has a working capital deficiency of $1,164,295 as of March 31, 2007.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

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
MARCH 31, 2007 AND 2006 (UNAUDITED)

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
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar for its subsidiaries. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when the Company utilized a Canadian subsidiary to record all of the transactions. The Company recognized a gain (loss) of ($4,721) and $6,474 for the three months ended March 31, 2007 and 2006, respectively.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable (Continued)

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers. The Company has not established an allowance for doubtful accounts as of March 31, 2007.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three months ended March 31, 2007 and 2006 are included in general and administrative expenses in the condensed consolidated statements of operations.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration Risk

In the three months ended March 31, 2007 and 2006, the Company generated 98% of their sales from one customer. A major customer is a customer that represents greater than 10% of the total sales.

In the three months ended March 31, 2007 and 2006, the Company incurred 98% and 78% of their purchases from two vendors and one vendor, respectively. A major vendor is a vendor that represents greater than 10% of the total purchases.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants as well as from convertible debentures. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for the period presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2007	March 31, 2006

Net income (loss)	$30,672	$(286,481)

Weighted-average common shares
Outstanding (Basic)	51,079,985	49,969,985

Weighted-average common stock
Equivalents
Convertible debentures	1,428,571	500,000
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	52,508,556	50,469,985

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

The Company has elected to use the modified-prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

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
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS 154 will not have a material impact on its condensed consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will evaluate the impact of SFAS 155 on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company’s condensed consolidated financial statements.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company’s condensed consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 3-	FIXED ASSETS

Fixed assets as of March 31, 2007 were as follows:

	Estimated Useful Lives (Years)

Computer equipment	5	$1,137,971

Less: accumulated depreciation		($715,007)
Fixed assets, net		$422,964

There was $58,446 and $56,745 depreciation charged to operations for the three months ended March 31, 2007 and 2006, respectively.

NOTE 4-	RELATED PARTY LOANS AND TRANSACTIONS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans receivable into Teliphone Corp. (formerly OSK Capital II Corp) common stock. The $300,000 remaining on the loan has become interest bearing at 12 per annum, payable monthly with a maturity date of August 1, 2009. No interest has been paid since the $300,000 became interest bearing. The Company has recognized $24,000 of interest receivable through March 31, 2007. In addition, there are approximately $129,975 of non-interest bearing loans that were incurred after August 2006. These loans are considered as advances and are not interest bearing and due upon demand.

The Company had loans with various directors and companies that are related to those directors that were non-interest bearing. There was $330,263 outstanding as of March 31, 2007. These loans are short-term in nature.

The Company had $136,542 in short-term related party loans payable that accrue interest at rates ranging between 8% and 12% per annum. As of March 31, 2007, $11,538 in interest is accrued. The Company has expensed $4,873 and $0 in interest expense for the three months ended March 31, 2007 and 2006, respectively. There were no amounts outstanding at March 31, 2006.

The Company paid commissions to a company with common ownership in the amount of $519,795 and $208,597 in the three months ended March 31, 2007 and 2006, respectively.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 5-	LOANS PAYABLE - NON-RELATED PARTIES

The Company has $95,208 in loans payable with non-related parties that are due on demand, non-interest bearing and unsecured. Of this amount approximately $88,604 is being repaid monthly, based on 50% of the profits generated on certain international routes to a private company that provided financing towards the development of those international routes.

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

For disclosure purposes, the fair value of the derivative is estimated on the date of issuance of the debenture (October 18, 2004), with the following weighted-average assumptions used for March 31, 2007 and 2006; no annual dividends, volatility of 125%, risk-free interest rate of 3.28%, and expected life of 1 year. For disclosure purposes as of March 31, 2007 the derivative call option was approximately $0.0194 per share.

The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133.

Interest expense for the three months ended March 31, 2007 and 2006 was approximately $3,000 for each period. At March 31, 2007, there was no interest accrued.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

Operating Lease

The Company has entered into operating lease agreements which mature between November 11, 2008 and December 19, 2009. Minimum rentals for the next three years and in the aggregate are:

Year Ending December 31,

2007 (9 months)	$24,172
2008	31,655
2009	23,229

Total	$79,056

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 8-	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2007, the Company has 100,000,000 shares of common stock authorized with a par value of $.001. The Company’s shareholders approved an increase of 50,000,000 authorized shares from 50,000,000 to 100,000,000 shares on October 23, 2006.

The Company has 51,079,985 shares issued and outstanding as of March 31, 2007.

The Company has not issued any shares in the three months ended March 31, 2007.

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

At March 31, 2007, deferred tax assets consist of the following:

Net operating losses	$1,734,000

Valuation allowance	(1,734,000)
$-

At March 31, 2007, the Company had a net operating loss carryforwards of approximately $5,100,000, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 9-	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2007 and 2006 is summarized as follows:

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

NOTE 10-	SPIN-OFF OF TELIPHONE CORP.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

Operating segment data for the three months ended March 31, 2007 are as follows:

	Corporate	Wholesale Services Brokered	Wholesale Services Direct	Connection Services	Total
Sales	$-	$4,690,914	$792,838	$-	$5,483,752
Cost of sales	-	3,997,613	557,622	-	4,555,235
Gross profit	-	693,301	235,216	-	928,517
Operating expenses	53,002	635,236	111,467	-	799,705
Depreciation, amortization and impairment	44,610	13,836	-	-	58,446
Interest (net)	-	(16,822)	(22,872)	-	(39,694)
Net income (loss)	(97,612)	27,407	100,877	-	30,672
Segment assets	273,071	1,282,269	372,364	-	1,927,704
Fixed Assets, net of depreciation	248,490	174,474	-	-	422,964

Operating segment data for the three months ended March 31, 2006 are as follows:

	Corporate	Wholesale Services Brokered	Wholesale Services Brokered	Connection Services	Total
Sales	$-	$-	$2,355,452	$107,718	$2,463,170
Cost of sales	-	-	2,220,013	105,518	2,325,531
Gross profit (loss)	-	-	135,439	2,200	137,639
Operating expenses	25,368	-	260,970	104,599	390,937
Depreciation, amortization and impairment	44,610	-	3,480	8,655	56,745
Interest (net)	(3,000)	-	(1,010)	(256)	(4,266)
Net income (loss)	(72,978)	-	(130,021)	(111,310)	(314,309)
Segment assets	401,490	-	136,551	242,269	780,310
Fixed Assets, net of depreciation	401,490	-	42,942	146,149	590,601

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 11-	SEGMENT INFORMATION (CONTINUED)

In addition, the segment data broken out by geographical location for the three months ended March 31, 2007 are as follows:

	North, Central and South America	Europe, Middle East and Africa	Asia	Total
Sales	$1,376,899	$3,918,251	$188,602	$5,483,752
Cost of sales	1,144,684	3,253,757	156,794	4,555,235
Gross profit (loss)	232,215	664,494	31,808	928,517
Operating expenses	199,805	572,532	27,368	799,705
Depreciation, amortization and impairment	14,675	41,761	2,010	58,446
Interest (net)	(9,967)	(28,362)	(1,365)	(39,694)
Net income (loss)	7,768	21,839	1,065	30,672
Segment assets	484,022	1,377,383	66,299	1,927,704
Fixed Assets, net of depreciation	106,201	302,216	14,547	422,964

The geographical location segmentation information for the three months ended March 31, 2006 is as follows:

	North, Central and South America	Europe, Middle East and Africa	Asia	Total
Sales	$2,463,170	-	-	$2,463,170
Cost of sales	2,325,531		-	2,325,531
Gross profit (loss)	137,639	-	-	137,639
Operating expenses	390,937	-	-	390,937
Depreciation, amortization and impairment	56,745	-	-	56,745
Interest (net)	(4,266)	-	-	(4,266)
Net income (loss)	(314,309)	-	-	(314,309)
Segment assets	780,310	-	-	780,310
Fixed Assets, net of depreciation	590,601	-	-	590,601

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

In November 2006, we again further expanded our network by building a VoIP gateway in Cameroon, Africa.

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

The Mali, Gabon and Cameroon, Africa networks all commenced service during the year ended December 31, 2006. Due to frequently changing political conditions within each of these African nations, we have experienced difficulty enforcing the terms of our prior negotiated agreements. The current governments in these countries are not honoring the existing agreements described above in which we acquired termination routes within the country. For this reason, in February 2007 we were forced to suspend our direct African route operations in Mali, Gabon and Cameroon. We are working to restore these networks to operational in 2007, but we can provide no assurance that we will be successful in reestablishing the Mali, Gabon and Cameroon networks. We anticipate that our failure to provide termination services in Mali, Gabon and Cameroon through our VoIP networks will significantly harm our business and results of operations in the 2007.

During 2007, we our focusing our efforts on adding further routes in countries that do not present that same political risks and instability associated with our operations in Mali, Gabon and Cameroon, Africa.

Results of Operations for the three months ended March 31, 2007 and 2006

For the three months ended March 31, 2007, we generated total revenue of $5,483,752, compared to revenue of $2,463,170 for the three months ended March 31, 2006. Our revenue was generated by sales of retail domestic and international voice and data products and services using VoIP.  Our increase in revenue for the three months ended March 31, 2007 when compared to the same reporting period in the prior year is primarily attributable to increases in sales of VoIP termination services in our both our brokered international telecom routes as well as our direct routes. A brokered route is one where we purchase from a supplier who has direct termination capabilities with the local wireline and mobile operators in the country and re-sell the termination destination to our customers. A direct route is when we have the ability to directly terminate the traffic with the local wireline and mobile operators, such as our direct routes in Mali, Gabon and Cameroon, Africa. Our ability to generate future revenues from the sale of direct routes has been significantly impaired as a result of the suspension of our Mali, Gabon, and Cameroon networks. During the three months ended March 31, 2007, $4,690,914 of revenues were attributed to our brokered routes and $792,838 of revenues were attributed to our direct routes, as compared to the three months ended March 31, 2006 where the wholesale revenue of $2,355,452 was generated entirely from our CaribbeanONE network, our first direct route which is no longer operational. Our remaining revenues for the three months ended March 31, 2006 were generated from our majority-owned subsidiary, Teliphone Corp. In October 2006, we completed the spin-off of our majority-owned subsidiary, Teliphone Corp.

Our total cost of sales for the three months ended March 31, 2007 was $4,555,235 compared to $2,325,531 for the three months ended March 31, 2006. This resulted in a gross profit of $928,517 and $137,639 for the three months ended March 31, 2007 and 2006 respectively. The increase in gross profit is a result of increase sales of brokered routes.

We incurred operating expenses in the amount of $854,473 for the three months ended March 31, 2007, compared to $447,682 for the three months ended March 31, 2006. The increase in our operating expenses is primarily attributable to increases in commissions paid on the increased revenues as well as increases in management fees. As a result of spinning-off our majority-owned subsidiary, Teliphone Corp, on October 30, 2006, there will be no further consolidation of their results of operations. We paid $595,565 in commissions and wages and management fees for the three months ended March 31, 2007, compared to $255,584 for the three months ended March 31, 2006.  We paid commissions and management fees based upon sales of VoIP termination services. As a result of a significant increase in the sales of VoIP termination services, our commission and management fees paid correspondingly increased.

Our net income for the three months ended March 31, 2007 was $30,672, compared to a net loss of ($286,481) in the prior year.

Liquidity and Capital Resources

As of March 31, 2007, we had current assets of $1,504,741. Our current assets consisted of cash and cash equivalents of $381,178, accounts receivable in the amount of $657,978, a loan receivable from our now related party Teliphone Corp. (formerly majority-owned subsidiary until its spin-off on October 30, 2006) of $429,975 and prepaid expenses and other current assets of $35,610. Our total current liabilities as of March 31, 2007 were $2,669,036. As a result, on March 31, 2007 we had working capital deficit of $1,164,295.

Operating activities provided $455,492 in cash for the three months ended March 31, 2007. A decrease in our accounts receivable of $755,361 was the primary component of our positive operating cash flow. Investing activities during the three months ended March 31, 2007 used $69,148 primarily for the acquisition of fixed assets. Cash flows provided by financing activities during the three months ended March 31, 2007 primarily consisted of $95,927 for proceeds from loans payable- related parties. We primarily relied on revenues to fund our operations during the three months ended March 31, 2007.

As of April 30, 2007, our management believes that we have insufficient capital to support our operations at the current level over the next twelve months. The success of our business is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2007. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time.

Off Balance Sheet Arrangements

As of March 31, 2007, there were no off balance sheet arrangements.

Going Concern

 As shown in the accompanying consolidated financial statements, we have a net income of $34,350 and a net loss of $286,481 for the three months ended March 31, 2007 and 2006, and have a working capital deficiency of $$1,164,295 as of March 31, 2007. We have recently emerged from the development stage and have just started generating revenues. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Simon Lamarche. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007.

In particular, management has identified certain limitations in specific critical controls in our accounting system that are increasingly resulting in lengthier time lapses required in order for us to accurately disclose our financial statements.  In particular, these lengthier time lapses occur for the following reasons:

•	Lack of dedicated resources to track and keep records of supplier invoices on a daily basis;
•	Lack of dedicated resources to track and keep records of daily disbursements against these invoices;
•	Surplus accounting entries required to track intercompany expenses, post spin-off of our majority-owned subsidiary, Teliphone Corp.; and
•	Lack of a dedicated resource person to oversee daily record keeping.

Management will look to dedicate resources to these tasks in the coming months in order to accelerate the reporting of our financial statements.  This resource dedication will result in the Company incurring additional costs which will affect the Company’s profitability going forward.  The Company's management anticipates that these costs will be up to $50,000 per year in order to maintain compliance with timely financial reporting requirements.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2007.

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

United American Corporation

Date:	May 21, 2007

By: /s/ Simon Lamarche Simon Lamarche Title: Chief Executive Officer and Director