Form 10KSB/A
period 2005-12-31
UNITED AMERICAN CORP
filed 2007-06-21
CIK 1096688

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

At the time the share exchange agreement was entered into on July 18, 2003, Benoit Laliberté was the beneficial holder of a majority of our issued and outstanding shares of common stock and was also the sole officer, director, and shareholder of American United Corporation. In addition, Mr. Laliberté was the sole officer, director, and shareholder of 3874958 Canada, Inc. As a result, Mr. Laliberté was the beneficial holder of the 100 shares of AUC held by 3874958 Canada, Inc. and is now the beneficial holder of the 26,250,000 shares we issued to 3874958 Canada, Inc. in the transaction described above. Subsequent to the share exchange agreement, Mr. Laliberté was appointed as our CEO, CFO, and as a member of our board of directors.

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

Recent Sales of Unregistered Securities

We did not issue any securities without registration under the Securities Act of 1933 during the year ended December 31, 2005 which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

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

In the near term, the Company will continue to pursue bridge financing, in addition to the approximately $100,000 it raised through convertible debentures in 2004 and $306,750 by its majority-owned subsidiary, OSK Capital II Corp., in 2005 to assist them in meeting their current working capital needs. The outstanding debenture will either have to be re-paid or the debenture holder will decide to accept the issuance of stock. Should the debenture be re-paid, this will put additional strain on the company’s cash flow. Should the debenture holder choose the issuance of stock, then this will have a dilutive effect on the Company’s current shareholders. The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

With regards to the issuance of a convertible debenture of $306,750 within the company’s majority-owned subsidiary OSK Capital II Corp, the Company accounted for this issuance by increasing the Additional Paid in Capital of OSK Capital II Corp by $331,096 and the amount of Common Stock of $664. These figures were expressed within the Consolidated Balance Sheet of the Company onwards from the period ending September 30, 2005.

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

Item 7. Financial Statements

Index to Consolidated Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;

F-2	Consolidated Balance Sheet as of December 31, 2005 (restated);

F-3	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2005 (restated) and December 31, 2004;

F-4	Consolidated Statement of Stockholders’ (Deficit) for the Years Ended December 31, 2005 (restated) and December 31, 2004;

F-5	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 (restated) and December 31, 2004;

F-6	Notes to Consolidated Financial Statements;

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

/s/ Michael Pollack CPA
Cherry Hill, NJ
April 20, 2006, except for Note 10, which is dated June 1, 2007

UNITED AMERICAN CORP
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS
(IN US$)
(Restated)
Current Assets:
Cash and cash equivalents	$-
Accounts receivable, net	186,830
Inventory	51,652
Prepaid expenses and other current assets	50,056

Total Current Assets	288,538

Fixed assets, net of depreciation	640,101

TOTAL ASSETS	$928,639

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$16,905
Loan payable	77,701
Loan payable - related parties	-
Other Payables	625,964
Convertible debentures	90,961
Derivative liability	9,039
Accounts payable and accrued expenses	607,976

Total Current Liabilities	1,428,546

Total Liabilities	1,428,546

MINORITY INTEREST	443,025

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized and 49,969,985 shares issued and outstanding	49,970
Additional paid-in capital	4,219,448
Accumulated deficit	(5,251,372)
Accumulated other comprehensive income (loss)	39,022

Total Stockholders' Equity (Deficit)	(942,932)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$928,639

The accompanying notes are an integral part of the consolidated financial statements.

UNITED AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	IN US$ 2005	2004
		(Restated)
OPERATING REVENUES
Sales	$4,845,485	$582,561

COST OF SALES
Inventory, beginning of period	44,059	-
Purchases	4,648,302	268,488
Inventory, end of period	(51,652)	(44,059)
Total Cost of Sales	4,640,709	224,429

GROSS PROFIT	204,776	358,132

OPERATING EXPENSES
Selling and promotion	135,274	105,901
Research and development	103,006	-
Professional and consulting fees	642,902	541,130
Commissions and wages	573,446	17,006
Other general and administrative expenses	81,116	44,610
Depreciation, amortization and impairment	190,552	182,521
Total Operating Expenses	1,726,296	891,168

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,521,520)	(533,036)

OTHER INCOME (EXPENSE)
Interest expense	(12,000)	(5,771)
Total Other Income (Expense)	(12,000)	(5,771)

NET LOSS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST
	(1,533,520)	(538,807)
Minority interest	111,265	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,422,255)	(538,807)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,422,255)	$(538,807)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	48,067,108	41,682,907

COMPREHENSIVE INCOME (LOSS)
Net loss	$(1,422,255)	$(538,807)
Other comprehensive income (loss)
Currency translation adjustments	112,350	(73,328)
Comprehensive income (loss)	$(1,309,905)	$(612,135)

The accompanying notes are an integral part of the consolidated financial statements.

UNITED AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(RESTATED)

	IN US$
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2004, as previously reported	40,943,242	$40,943	$3,324,551	$(2,553,081)	$-	$812,413

Prior period adjustment, see Note 10	-	-	-	(625,964)	-	(625,964)

Balance January 1, 2004, as restated	40,943,242	40,943	3,324,551	(3,179,045)		186,449

Shares issued for services	3,176,743	3,177	426,997	-	-	430,174

Net loss for the year ended December 31, 2004, as previously reported	-	-	-	(398,593)	-	(398,593)

Prior period adjustment, see Note 10	-	-	-	(140,214)	(73,328)	(213,542)

Net loss for the year ended December 31, 2004, as restated	-	-	-	(538,807)	(73,328)	(612,135)

Balance December 31, 2004	44,119,985	44,120	3,751,548	(3,717,852)	(73,328)	4,488

Shares issued for services	5,850,000	5,850	467,900	-	-	473,750

Allocation of paid in capital of OSK	-	-	-	-	-	-

Net loss for the year ended December 31, 2005	-	-	-	(1,533,520)	112,350	(1,421,170)
	49,969,985	$49,970	$4,219,448	$(5,251,372)	$39,022	$(942,932)

The accompanying notes are an integral part of the consolidated financial statements.

UNITED AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	IN US$ 2005	2004
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,422,255)	$(538,807)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	188,979	182,521
Shares issued for services	473,750	430,174

Changes in assets and liabilities
(Increase) in accounts receivable	(171,725)	(29,348)
(Increase) in inventory	(7,593)	(44,059)
(Increase) in prepaid expenses and other current assets	(56,086)	(820)
Increase in accounts payable and and accrued expenses	454,058	56,360
Total adjustments	881,383	594,828

Net cash provided by (used in) operating activities	(540,872)	56,021

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(108,673)	(30,776)

Net cash (used in) investing activities	(108,673)	(30,776)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	16,905	-
Proceeds from loan payable	48,987	27,571
Proceeds from loan payable - related parties	(43,760)	43,760
Proceeds from convertible debentures	331,760	100,000

Net cash provided by financing activities	353,892	171,331

Effect of foreign currency	211,399	(112,322)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(84,254)	84,254

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	84,254	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$-	$84,254

CASH PAID DURING THE YEAR FOR:
Interest expense	$12,000	$4,249

The accompanying notes are an integral part of the consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2005 (RESTATED) AND 2004

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

On July 18, 2003, the Company entered into a share exchange agreement with 3874958 Canada Inc. (a Canadian corporation and an affiliate of the Company by common officers) to transfer 26,250,000 shares of its common stock for 100 shares of American United Corporation (a Delaware corporation and wholly owned subsidiary of 3874958 Canada Inc.) which represented 100% of the outstanding shares of American United Corporation. The Company in this transaction acquired internet telecommunications equipment valued at $874,125. These assets did not go into service until 2004. The 26,250,000 shares of the Company were issued into an escrow account on October 6, 2003, the effective date of the transaction. Later, American United Corporation was dissolved. The equipment value was based on an independent valuation. The shares issued were to 3874958 Canada Inc., whose sole owner at the time, was the President and CEO of the Company. This transaction did not constitute a reverse merger even though the Company issued in excess of 50% of its then current issued and outstanding shares. For accounting purposes, the Company accounted for the acquisition as a recapitalization. The transaction involved entities under common control as defined in Statement of Financial Standard 141, “Business Combinations”. As such, the net assets were acquired at their carrying values at the time of the acquisition.

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

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 (RESTATED) AND 2004

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

In March 2005, Teliphone, Inc. issued 4 shares of stock to management. After this transaction, the Company owned 96% of Teliphone, Inc. Subsequently, on April 28, 2005, the Company entered into a merger and reorganization agreement with OSK Capital II Corp., a Nevada corporation, where OSK Capital II Corp. became a majority owned subsidiary of the Company, and Teliphone, Inc. became a wholly owned subsidiary of OSK Capital II Corp. The Company accounted for the business combination with OSK Capital II Corp. through consolidation under FASB-115.

Prior to the business combination, The Company owned 96.2% of Teliphone Inc. As a result, the March 31, 2005 condensed consolidated balance sheets shows a minority interest to the 3.8% holders. In April of 2005, the Company entered into an agreement for the merger and re-organization with OSK Capital II Corp. which provided for the Company’s ownership percentage of OSK Capital II Corp to be 82.2% (which owned 100% of Teliphone Inc. as per the agreement). This minority interest continued to be reflected in the Consolidated Balance Sheet moving forward until the spin-off of OSK Capital II Corp. on October 30, 2006.

The only related party transactions the Company has entered into are advances to the entities consolidated within OSK Capital II Corp., and with 3894517 Canada, Inc., which is a wholly-owned subsidiary, all of which have been eliminated within the consolidation herein. Additionally, from time to time shareholders or entities with shareholders under common control will advance amounts to the Company to assist in cash flow. These are all short-term amounts and are non-interest bearing. Interest rates that the Company could obtain from a financial institution range from 4-6%, and for the holding period would yield interest expense that is not considered material to these consolidated financial statements.

As discussed in Note 10 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2003.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 (RESTATED) AND 2004

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

In the near term, the Company will continue to pursue bridge financing, in addition to the approximately $100,000 it raised through convertible debentures in 2004 and $306,750 by its majority-owned subsidiary OSK Capital II Corp in 2005 to assist them in meeting their current working capital needs. The outstanding debenture will either have to be re-paid or the debenture holder will decide to accept the issuance of stock. Should the debenture be re-paid, this will put additional strain on the company’s cash flow. Should the debenture holder choose the issuance of stock, then this will have a dilutive effect on the Company’s current shareholders. The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 (RESTATED) AND 2004

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

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 (RESTATED) AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the convertible debentures, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in the results of operations and were approximately $21,000 and $12,000 for the years ended December 31, 2005 and 2004, respectively. For the years ended December 31, 2005 and 2004, the Company recorded approximately $112,350 and ($73,328) in translation gains (losses) as a result of currency translation.

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

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 (RESTATED) AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

VoIP Service Revenue related to American United

Substantially all of the Company’s revenues are derived from the sale of wholesale long distance termination services to Tier 1 and Tier 2 Telecommunications carriers. These services were rendered and collection was reasonably assured in accordance with SAB 101.

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

VoIP Service Revenue related to Teliphone Inc. (OSK Capital II Corp)

Operating revenues consists of telephony services revenue and customer equipment (which enables the Company's telephony services) and shipping revenue. The point in time at which revenue is recognized is determined in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Consensus No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF No. 01-9"). Teliphone Inc./OSK Capital II Corp. recognizes revenue from their VoIP Telephony services when the services were rendered and customer equipment purchased as follows:

VoIP Telephony Services Revenue

The Company realizes VoIP telephony services revenue through sales by two distinct channels; the Retail Channel (Customer purchases their hardware from a Retail Distributor and the Company invoices the customer direct) and the Wholesale Channel (Customer purchases their hardware from the Wholesaler and the Company invoices the Wholesaler for usage by the Wholesaler’s customers collectively).

Substantially all of the Company's operating revenues are telephony services revenue, which is derived primarily from monthly subscription fees that customers are charged under the Company's service plans. The Company also derives telephony services revenue from per minute fees for international calls and for any calling minutes in excess of a customer's monthly plan limits.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 (RESTATED) AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

Retail Channel

Monthly subscription fees are automatically charged to customers' credit cards in advance and are recognized over the following month when services are provided.

Revenue generated from international calls and from customers exceeding allocated call minutes under limited minute plans is charged to the customer’s credit cards in advanced in small increments and are recognized over the following month when the services are provided.

The Company generates revenues from shipping equipment direct to customers and our re-seller partners. This revenue is considered part of the VoIP service revenues.

The Company does not charge initial activation fees associated with the service contracts in the Retail Channel. The Company generates revenues from disconnect fees associated with early termination of service contracts with Retail Customers. These fees are included in service revenue as they are considered part of the service component when the service is delivered or performed.

Prior to September 30, 2006 the Company generally charged a disconnect fee to Retail customers who did not return their customer equipment to the Company upon disconnection of service if the disconnection occurred within the term of the service contract. On October 1, 2006, the Company changed its disconnect policy. Upon cancellation of the service, a disconnect fee is charged only if the customer does not return their equipment to the Company. These fees are included in service revenue as they are considered part of the service component when the service is delivered or performed and are recognized upon receipt of the fee.

Wholesale Channel

Monthly subscription fees are invoiced to Wholesale customers at the end of the month for the entirety of the services delivered during the month. Revenue for this period is therefore recognized at the time the Wholesaler is billed.

The Company generates revenue from initial activation fees associated with wholesale service contracts. These fees are included in service revenue as they are considered part of the service component when the service is delivered or performed and are recognized upon receipt of the fee.

There is no disconnection fee associated with a wholesale customer.

The Company generates revenues from shipping equipment direct to wholesale customers. This revenue is considered part of the VoIP service revenues.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 (RESTATED) AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

Customer Equipment

Retail Channel

For retail sales, the equipment is sold to re-sellers at a subsidized price below that of cost and below that of the retail sales price. The customer purchases the equipment at the retail price from the retailer. The Company recognizes this revenue utilizing the guidance set forth in EITF 00-21, “Revenue Arrangements with Multiple Deliverables”.

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

The Company also provides rebates to retail customers who purchase their customer equipment from retailers and satisfy minimum service period requirements. These rebates are recorded as a reduction of revenue over the minimum service period based upon the actual rebate coupons received from customers and whose accounts are in good standing.

Wholesale Channel

For wholesale customers, the equipment is sold to wholesalers at the Company’s cost price plus mark-up. There are no rebates for equipment sold to wholesale customers and the Company does not subsidize their equipment sales. The Company recognizes revenue from sales of equipment to wholesale customers as billed.

Commissions Paid to Retail Distributors

Commissions paid to Retail Distributors are sales and marketing expenses and are recognized during the period where the commissions are paid.

Commissions Paid to Wholesalers

Commissions paid to wholesalers is recognized as a cost of sales due to the Company receiving an identifiable benefit in exchange for the consideration, and the Company can reasonably estimate the fair value of the benefit identified. The Company receives the following identifiable benefit in exchange for the commissions paid:

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 (RESTATED) AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

•	The Wholesaler assumes the cost of billing and collections direct with the customer
•	The Wholesaler assumes the costs of customer support

This cost of sale is recognized when the service is provided to the Wholesaler. Should the consideration paid by the Company exceed the fair value of the benefit received, that amount would be reflected as a reduction of revenue when recognized in the Company’s statement of operation.

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

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 (RESTATED) AND 2004

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
DECEMBER 31, 2005 (RESTATED) AND 2004

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
DECEMBER 31, 2005 (RESTATED) AND 2004

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
DECEMBER 31, 2005 (RESTATED) AND 2004

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

	Estimated Useful Live (Years)

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

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 (RESTATED) AND 2004

NOTE 4- LOANS PAYABLE

The Company beginning in 2004 entered into unsecured loans payable with non-related parties. There was $77,701 outstanding as of December 31, 2005. These loans were non-interest bearing and demand loans that were short-term in nature. Amounts were funded for cash flow purposes, and repaid periodically during the periods. Interest expense based on borrowing rates the Company could obtain from financial institutions calculated based on the holding periods were not considered to be material.

NOTE 5- RELATED PARTY LOANS

Beginning in 2004, the Company’s subsidiary entered into non-interest bearing loans with OSK Capital II Corp, a company with common officers and directors. There were no amounts outstanding as of December 31, 2005.

Additionally, the Company had loans with various directors that were non-interest bearing. There were no amounts outstanding as of December 31, 2005.

NOTE 6- CONVERTIBLE DEBENTURES

On October 18, 2004, the Company entered into 12% Convertible Debentures (the “Debentures”) with Strathmere Associates International Limited (“Strathmere”) in the amount of $100,000. The Debentures have a maturity date of October 31, 2006, and incur interest at a rate of 12% per annum, payable every six months.

Subsequently on November 14, 2006, the Company and Strathmere agreed to extend the maturity date to October 31, 2007, while maintaining the same interest rate of 12% per annum, payable every month.

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

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 (RESTATED) AND 2004

NOTE 6- CONVERTIBLE DEBENTURES (CONTINUED)

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

On August 11, 2005, the Company’s majority owned subsidiary OSK Capital II Corp. entered into 10% Convertible Debentures (the “Debentures”) with various individuals. The Debentures had a maturity date of August 11, 2008, and incurred interest at a rate of 10% per annum.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 (RESTATED) AND 2004

NOTE 6- CONVERTIBLE DEBENTURES (CONTINUED)

The Debentures can either be paid to the holders on August 11, 2008 or converted at the holders’ option any time up to maturity at a conversion price equal to eighty percent (80%) of the average closing price of the common stock as listed on a Principal Market for the five (5) trading days immediately proceeding the conversion date. If the common stock is not traded on a Principal Market, the conversion price shall mean the closing bid price as furnished by the National Association of Securities Dealers, Inc. The holder agrees that it shall not convert the Debentures prior to August 12, 2005, if on a conversion date the closing price of the common stock on any of the five (5) trading days immediately proceeding the applicable conversion date id $.50 per share or less. OSK Capital II Corp’s stock was not trading on a Principal Market as of August 12, 2005, and therefore the holders all converted their debentures at $.50 per share. The total Debentures issued by OSK Capital II Corp was $331,760 and OSK Capital II Corp issued 663,520 shares of its common stock in conversion of the debentures. The convertible debentures met the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of OSK Capital II Corp as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of OSK Capital II Corp’s common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. There was no derivative liability recognized due to the conversion of the debenture into shares of common stock at he time the debenture agreement was entered into.

The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133.

There was no interest charged due to the debentures being converted immediately.

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

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 (RESTATED) AND 2004

NOTE 7- COMMITMENTS (CONTINUED)

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
DECEMBER 31, 2005 (RESTATED) AND 2004

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

At December 31, 2005 and 2004, deferred tax assets consist of the following:

	2005	2004
Net operating losses	$1,542,738	$1,051,242

Valuation allowances	(1,542,738)	(1,051,242)
	$-	$-

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
DECEMBER 31, 2005 (RESTATED) AND 2004

NOTE 9- PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2005 and 2004 is summarized as follows:

	2005	2004
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 10- RESTATED FINANCIAL STATEMENTS

The Company has restated its previously issued consolidated financial statements for the year ended December 31, 2004 to include:

•	The results of operations for its subsidiary Teliphone, Inc. which had been previously excluded (A majority of the differences noted in the chart below relate to this item);
•	The accounting for the convertible debenture that was issued to Strathmere Associates International Limited for the principal sum of $100,000 on October 18, 2004;
•	The results of certain disbursements from banking accounts maintained by 3894517 Canada Inc; and
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

	Original filing	Re-Stated Filing	Change
Total Assets	918,514	905,107	(13,407)
Total Liabilities	18,020	274,655	256,635
Total Stockholder’s Deficit	900,494	630,452	(270,042)
Total Revenues	1,298,525	582,561	(715,964)
Gross Profi	(398,593)	358,132	756,725
Net Earnings (Loss)	(398,593)	(538,807)	(140,214)
Net Earnings (Loss) per common share basic and diluted	-	(0.01)	(0.01)
Weighted average number of common shares used in calculation	15,750,000	41,682,907	25,932,907

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 (RESTATED) AND 2004

NOTE 10- RESTATED FINANCIAL STATEMENTS (CONTINUED)

The Company has restated its previously issued consolidated financial statements for the year ended December 31, 2005. The Company has restated its consolidated financial statements for the extinguishment of $625,964 of payables that the Company wrote off in the year ended December 31, 2003. The Company has received legal opinions that determine these liabilities to no longer be outstanding, however, is performing revised lien searches and performing further due diligence on the existence of these liabilities. Until the time that the Company receives further documented evidential matter that these liabilities are in fact no longer considered to be liabilities, the Company has re-instated these liabilities. The $625,964 is included in the consolidated balance sheet at December 31, 2005 as “Other payables”. The restatement has no impact on net income (loss) or earnings per share calculations, or changes in the Company’s cash flows for the years ended December 31, 2005 and 2004, respectively.

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

Operating segment data for the year ended December 31, 2005 are as follows:

	Corporate	Wholesale Services	Connection Services	Total
Sales	$-	$4,611,979	$233,506	$4,845,485
Cost of sales	-	4,163,319	477,390	4,640,709
Gross profit (loss)	-	448,660	(243,884)	204,776
Operating expenses	543,682	658,359	333,703	1,535,744
Depreciation, amortization and impairment	148,700	10,023	31,829	190,552
Interest (net)	(12,000)	(0)	(0)	(12,000)
Net income (loss)	(704,382)	(219,722)	(609,416)	(1,533,520)
Segment assets	446,100	180,858	301,681	928,639
Fixed Assets, net of depreciation	446,100	38,871	155,130	640,101

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 (RESTATED) AND 2004

NOTE 11- SEGMENT INFORMATION (CONTINUED)

Operating segment data for the year ended December 31, 2004 are as follows:

	Corporate	Wholesale Services	Connection Services	Total
Sales	$-	$543,015	$39,546	$582,561
Cost of sales	-	89,278	135,151	224,429
Gross profit (loss)	-	453,737	(95,605)	358,132
Operating expenses	436,265	135,930	136,452	708,647
Depreciation, amortization and impairment	174,825	3,486	4,210	182,521
Interest (net)	(2,419)	(1,819)	(1,533)	(5,771)
Net income (loss)	(613,509)	312,502	(237,800)	(538,807)
Segment assets	594,800	116,113	194,194	905,107
Fixed Assets, net of depreciation	594,800	20,264	108,166	723,230

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

Involvement in Certain Legal Proceedings

Other than as disclosed below, during the past five years, none of the following occurred with respect to any director, person nominated to become a director, executive officer, promoter or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Benoit Laliberté	Former CEO, CFO & Director	2005 2004 2003	0 0 0	0 0 0	275,300 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Simon Lamarche	CEO, CFO & Director	2005 2004 2003	42,000 [1] n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a

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

Item 13. Exhibits

Exhibit Number	Description
14.1	Code of Ethics
16.1	Letter from Schwartz Levitsky Feldman LLP [1]
16.2	Letter from Madsen & Associates, CPA’s Inc. [2]
21.1	Subsidiaries of the Small Business Issuer
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Previously attached as an exhibit to Amended Current Report on Form 8-K/A filed on February 27, 2006
[2]	Previously attached as an exhibit to Amended Current Report on Form 8-K/A filed on September 27, 2006
[3]	Previously attached as an exhibit to Current Report on Form 10KSB filed on April 17, 2006

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
June 19, 2007

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:	/s/ Simon Lamarche	By:	/s/ George Metrakos
	Simon Lamarche		George Metrakos
	Director		Director
	June 19, 2007		June 19, 2007