Form 10QSB
period 2007-06-30
UNITED AMERICAN CORP
filed 2007-08-13
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,079,985 shares as of August 13, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

F-1	Unaudited Condensed Consolidated Balance Sheet as of June 30, 2007

F-2	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2007 and 2006;

F-3	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006;

F-4	Notes to Unaudited Condensed Consolidated Financial Statements;

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

UNITED AMERICAN CORP
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS
(IN US$)
Current Assets:
Cash and cash equivalents	$398,400
Accounts receivable, net	1,020,533
Interest receivable	33,000
Prepaid expenses and other current assets	12,643
Loan receivable - related company	435,751

Total Current Assets	1,900,327

Fixed assets, net of depreciation	377,726

TOTAL ASSETS	$2,278,052

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Loans payable - related parties	$286,757
Other payables	636,631
Convertible debentures	90,961
Derivative liability	18,885
Accounts payable and accrued expenses	1,555,608

Total Current Liabilities	2,588,842

Total Liabilities	2,588,842

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized and 51,079,985 shares issued and outstanding	51,080
Additional paid-in capital	4,865,893
Accumulated deficit	(5,291,209)
Accumulated other comprehensive income (loss)	63,446
2,588,842
Total Stockholders' Equity (Deficit)	2,278,052

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,866,894

The accompanying notes are integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	IN US$ SIX MONTHS JUNE 30,		IN US$ THREE MONTHS JUNE 30,
	2007	2006	2007	2006

OPERATING REVENUES
Sales	$13,170,050	$4,347,336	$7,686,298	$1,884,166

COST OF SALES
Inventory, beginning of period	-	51,652	-	20,014
Purchases	11,315,659	3,759,996	6,756,746	1,466,103
Inventory, end of period	-	(15,862)	-	(15,862)
Total Cost of Sales	11,315,659	3,795,786	6,756,746	1,470,255

GROSS PROFIT	1,854,391	551,550	929,552	413,911

OPERATING EXPENSES
Selling and promotion	93,228	56,220	20,417	29,232
Professional and consulting fees	218,315	139,188	95,800	68,352
Commissions and wages	892,380	441,569	296,816	185,985
Other general and administrative expenses	13,727	72,091	8,590	34,562
Depreciation, amortization and impairment	117,835	118,750	59,389	62,005
Total Operating Expenses	1,335,485	827,818	481,012	380,136

GAIN (LOSS) BEFORE OTHER INCOME	518,906	(276,268)	448,540	33,775

OTHER INCOME (EXPENSE)
Gain on derivative liability	8,803	-	8,803	-
Interest expense	(64,540)	(16,627)	(24,846)	(12,361)
Total Other Income (Expense)	(55,737)	(16,627)	(16,043)	(12,361)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORTY INTEREST	463,169	(292,895)	432,497	21,414
Minority interest	-	47,820	-	19,993

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	463,169	(245,075)	432,497	41,407
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$463,169	$(245,075)	$432,497	$41,407

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES
BASIC	$0.01	$(0.00)	$0.01	$0.00
FULLY DILUTED	$0.01	(0.00)	$0.01	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	51,079,985	49,969,985	51,079,985	49,969,985

WEIGHTED AVERANGE NUMBER OF COMMON SHARES OUTSTANDING -- FULLY DILUTED	52,508,556	49,969,985	52,508,556	49,969,985

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$463,169	$(245,075)	$432,497	$41,407
Other comprehensive income (loss)
Currency translation adjustments	(6,674)	53,777	(1,953)	47,303
Comprehensive income (loss)	$456,495	$(191,298)	$430,544	$88,710

The accompanying notes are integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	IN US$
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$463,169	$(245,075)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	117,835	118,750
Gain on derivative liability	(8,803)	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	480,558	(138,966)
Decrease in investment tax credits	-	(689)
Decrease in interest receivable	-	-
(Increase) decrease in prepaid expenses and other current assets	(3,698)	12,298

(Decrease) in accounts payable and and accrued expenses	(390,247)	(339,600)
Total adjustments	195,645	(312,417)

Net cash provided by (used in) operating activities	658,814	(557,492)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(59,931)	(50,110)
(Increase) decrease in loan receivable - related company	18,443	-

Net cash (used in) investing activities	(41,488)	(50,110)

CASH FLOWS FROM FINANCING ACTIVITES
(Decrease) in bank overdraft	-	(16,905)
Proceeds from loan payable, net of repayments	-	9,225
Proceeds from loan payable - related parties, net of repayments	(250,654)	594,417

Net cash provided by (used in) financing activities	(250,654)	586,737

Effect of foreign currency	(37,825)	53,777

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	328,847	32,912

CASH AND CASH EQUIVALENTS - BEGINNING YEAR	69,553	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$398,400	$32,912

CASH PAID DURING THE PERIOD FOR:
Interest expense	$64,540	$6,000

The accompanying notes are integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Subsequently on July 1, 2007, the Company dissolved its wholly-owned subsidiary 3894517 Canada Inc. as it was no longer required for the Company to effectuate its normal day-to-day operations See Note 12- Subsequent Events.

Going Concern

As shown in the accompanying consolidated financial statements the Company has started to show net profits ($463,169 for the six months ended June 30, 2007), but prior to this time, the Company had incurred significant net losses, and accumulated a deficit of $5,2915,209 through June 30, 2007 and has a working capital deficiency of $688,515 as of June 30, 2007.

Despite the prior recurring losses, the Company has been successful in establishing distribution channels in Africa and generating significant revenue growth in the past six months. There is no guarantee that the Company will be able to continue to grow at this pace, raise enough capital or generate revenues from other areas of the world to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management believes that the Company’s capital requirements will depend on many factors. These factors include the increase in sales through existing channels as well as the Company’s ability to continue to expand its customer base in the international telecommunications market.

In the near term, the Company does not require additional financing to continue its operations as it has achieved a profitable level of operations. The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to continue to achieve profitable operations. There can be no assurance that management will be able to continue operations at a profitable level and hence, the Company would have to raise sufficient capital, under terms satisfactory to the Company, if at all.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar for its subsidiaries. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when the Company utilized a Canadian subsidiary to record all of the transactions. The Company recognized a gain (loss) of ($5,889) and $53,777 for the six months ended June 30, 2007 and 2006, respectively.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers. The Company has not established an allowance for doubtful accounts as of June 30, 2007.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the six months ended June 30, 2007 and 2006 are included in general and administrative expenses in the condensed consolidated statements of operations.

Concentration Risk

In the six months ended June 30, 2007 and 2006, the Company generated 97% and 98% of their sales from one customer. A major customer is a customer that represents greater than 10% of the total sales.

In the six months ended June 30, 2007 and 2006, the Company incurred 99% and 67% of their purchases from two vendors and one vendor, respectively. A major vendor is a vendor that represents greater than 10% of the total purchases.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2007	June 30, 2006

Net income (loss)	$463,169	$(245,075)

Weighted-average common shares
Outstanding (Basic)	51,079,985	49,969,985

Weighted-average common stock
Equivalents
Convertible debentures	1,428,571	500,000
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	52,508,556	50,469,985

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)
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

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 has not had a material impact on its condensed consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 has not had a material impact on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 has not had a material impact on its condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). The adoption of SFAS 158 has not had a material impact on its condensed consolidated financial statements.

 In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 159 has not had a material impact on its condensed consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 has not had a material impact on its condensed consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 has not had a material impact on its condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)
NOTE 3- FIXED ASSETS

Fixed assets as of June 30, 2007 were as follows:

	Estimated Useful Lives (Years)
Computer equipment	5	$1,137,971

Less: accumulated depreciation		($760,245)
Fixed assets, net		$377,726

There was $117,835 and $118,750 depreciation charged to operations for the six months ended June 30, 2007 and 2006, respectively.

NOTE 4- RELATED PARTY LOANS AND TRANSACTIONS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans receivable into Teliphone Corp. (formerly OSK Capital II Corp) common stock. The $300,000 remaining on the loan has become interest bearing at 12% per annum, payable monthly with a maturity date of August 1, 2009. No interest has been paid since the $300,000 became interest bearing. The Company has recognized $33,000 of interest receivable through June 30, 2007. In addition, there are approximately $137,170 of non-interest bearing loans that were incurred after August 2006. These loans are considered as advances and are not interest bearing and due upon demand.

The Company had loans with various directors and companies that are related to those directors that were non-interest bearing. There was $288,171 outstanding as of June 30, 2007. These loans are short-term in nature.

The Company has expensed $64,540 and $16,627 in interest expense for the six months ended June 30, 2007 and 2006, respectively. There were no amounts outstanding at June 30, 2006.

The Company paid commissions to a company with common ownership in the amount of $102,206 and $208,597 in the six months ended June 30, 2007 and 2006, respectively.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 5- LOANS PAYABLE - NON-RELATED PARTIES

The Company has $98,065 in loans payable with non-related parties that are due on demand, non-interest bearing and unsecured. Of this amount approximately $9,908 is being repaid monthly, based on 50% of the profits generated on certain international routes to a private company that provided financing towards the development of those international routes.

NOTE 6-CONVERTIBLE DEBENTURES

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

For disclosure purposes, the fair value of the derivative is estimated on the date of issuance of the debenture (October 18, 2004), with the following weighted-average assumptions used for June 30, 2007 and 2006; no annual dividends, volatility of 125%, risk-free interest rate of 3.28%, and expected life of 1 year. For disclosure purposes as of June 30, 2007 the derivative call option was approximately $0.0132 per share.

The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133.

Interest expense for the six months ended June 30, 2007 and 2006 was approximately $3,000 for each period. At June 30, 2007, there was no interest accrued.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)
NOTE 7- COMMITMENTS

Operating Lease

The Company has entered into operating lease agreements which mature between November 11, 2008 and December 19, 2009. Minimum rentals for the next three years and in the aggregate are:

2007 (6 months)	$16,115
2008	31,655
2009	23,229

Total	$70,999

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 8-STOCKHOLDERS’ EQUITY (DEFICIT)

 Common Stock

As of June 30, 2007, the Company has 100,000,000 shares of common stock authorized with a par value of $.001. The Company’s shareholders approved an increase of 50,000,000 authorized shares from 50,000,000 to 100,000,000 shares on October 23, 2006.

The Company has 51,079,985 shares issued and outstanding as of June 30, 2007.

The Company has not issued any shares in the six months ended June 30, 2007.

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

At June 30, 2007, deferred tax assets consist of the following:

Net operating losses	$1,589,500

Valuation allowance	(1,589,500)
$-

At June 30, 2007, the Company had a net operating loss carryforwards of approximately $4,675,000, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)
NOTE 9- PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2007 and 2006 is summarized as follows:

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
$(580,955)

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 11- SEGMENT INFORMATION

The Company’s reportable operating segments include wholesale VoIP services which is the physical buying of minutes (3894517 Canada Inc.) over brokered routes and direct routes. A brokered route is one where the Company purchases from a supplier who has direct termination capabilities with the local wireline and mobile operators in the country and re-sell the termination destination to the Company’s customers. A direct route is when the Company has the ability to directly terminate the traffic with the local wireline and mobile operators, such as the Company’s direct routes in Mali, Gabon and Cameroon, Africa., During 2006, the Company also recorded retail interconnection services through its majority owned subsidiary Teliphone Corp (Formerly OSK Capital II Corp.). These revenues and expenses are listed below for the consolidation period from January 1, 2006 to October 30, 2006 only, as the Company spun off its holdings of Teliphone Corp. to its shareholders on October 30, 2006. The Company also has corporate overhead expenses. The wholesale direct route services are essentially provided in Africa, and the wholesale brokered route services are supplied to customers in North America. The segment data presented below details the allocation of cost of revenues and direct operating expenses to these segments.

Operating segment data for the six months ended June 30, 2007 are as follows:

	Corporate	Wholesale Services Brokered	Wholesale Services Direct	Connection Services	Total
Sales	$-	$12,368,212	$801,838	$-	$13,170,050
Cost of sales	-	11,264,017	51,642	-	11,315,659
Gross profit	-	1,104,195	750,196	-	1,854,391
Operating expenses	118,536	1,043,873	46,438	-	1,208,847
Depreciation, amortization and impairment	89,220	28,615	-	-	117,835
Interest (net)	(36,000)	-	(28,540)	-	(64,540)
Net income (loss)	(243,756)	31,707	675,218	-	463,169
Segment assets	-	2,026,277	251,775	-	2,278,052
Fixed Assets, net of depreciation	-	173,846	203,880	-	377,726

Operating segment data for the six months ended June 30, 2006 are as follows:

	Corporate	Wholesale Services Brokered	Wholesale Services Direct	Connection Services	Total
Sales	$-	$-	$4,143,624	$203,712	$4,347,336
Cost of sales	-	-	3,601,033	194,753	3,795,786
Gross profit (loss)	-	-	542,591	8,959	551,550
Operating expenses	60,045	-	470,450	178,573	709,068
Depreciation, amortization and impairment	89,220	-	8,511	21,019	118,750
Interest (net)	(6,000)	-	(647)	(9,980)	(16,627)
Net income (loss)	(155,265)	-	62,983	(200,613)	(292,895)
Segment assets	356,880	-	433,786	193,811	984,477
Fixed Assets, net of depreciation	356,880	-	87,043	127,537	571,460

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)
NOTE 11- SEGMENT INFORMATION (CONTINUED)

In addition, the segment data broken out by geographical location for the six months ended June 30, 2007 are as follows:

	North, Central and South America	Europe, Middle East and Africa	Asia	Total
Sales	$1,871,576	$11,033,589	$264,885	$13,170,050
Cost of sales	1,608,052	9,480,019	227,588	11,315,659
Gross profit (loss)	263,525	1,553,569	37,297	1,854,391
Operating expenses	171,787	1,012,746	24,313	1,208,847
Depreciation, amortization and impairment	16,745	98,720	2,370	117,835
Interest (net)	(9,172)	(54,070)	(1,298)	(64,540)
Net income (loss)	65,820	388,033	9,316	463,169
Segment assets	323,731	1,908,504	45,818	2,278,052
Fixed Assets, net of depreciation	53,678	316,451	7,597	377,726

The geographical location segmentation information for the six months ended June 30, 2006 is as follows:

	North, Central and South America	Europe, Middle East and Africa	Asia	Total
Sales	$572,106	$1,284,200	$2,491,030	$4,347,336
Cost of sales	499,522	1,121,273	2,174,991	3,795,786
Gross profit (loss)	72,583	162,927	316,038	551,549
Operating expenses	95,501	214,370	415,824	725,695
Depreciation, amortization and impairment	15,627	35,079	68,044	118,750
Interest (net)	(2,188)	(4,912)	(9,527)	(16,627)
Net income (loss)	(38,545)	(86,521)	(167,830)	(292,896)
Segment assets	131,055	294,178	570,632	995,865
Fixed Assets, net of depreciation	75,204	168,809	327,447	571,460

NOTE 12- SUBSEQUENT EVENTS

On July 1, 2007, the Company dissolved its wholly-owned subsidiary 3894517 Canada Inc. as it no longer required the Canadian operating subsidiary for banking operations. The Company established its own banking operations in the State of Florida. There are no changes to the consolidated financial statements due to the dissolution, as all operations will now run through the parent company.

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

Overview

We were incorporated under the laws of the State of Florida on July 17, 1992 under the name American Financial Seminars, Inc. On February 5, 2004, our name was changed to United American Corporation. On July 18, 2003, we entered into a share exchange agreement with 3874958 Canada Inc. (a Canadian corporation and an affiliate of the Company by common officers) to transfer 26,250,000 shares of its common stock for 100 shares of American United Corporation (a Delaware corporation and wholly owned subsidiary of 3874958 Canada Inc.) which represented 100% of the outstanding shares of American United Corporation. In this transaction we acquired internet telecommunications equipment valued at $874,125 which we utilized to provide VoIP (Voice-over-Internet-Protocol) telecommunications services to wholesale providers worldwide.

Our revenues are derived primarily from the sale of international call termination services to wholesale customers. We also sold local call termination services to retail customers in the domestic North American market, but have since ceased this area of our business since we completed the spin-off of our majority-owned subsidiary, Teliphone Corp., on October 30, 2006.

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

As part of our growth plan, we expanded our long distance VoIP termination services outside of the Caribbean and into additional routes in Africa. During the third quarter of 2005, we built a VoIP gateway in Gabon, Africa. Similar to our CaribbeanONE infrastructure located in Haiti, we offered wholesale termination services to global Tier 1 and Tier 2 telecommunications companies to utilize our VoIP link between Montreal, Canada and Gabon in order to terminate their long distance calls. This gateway installation permitted us to expand the number of voice channels that we had in operation in our global network and sell more long distance termination minutes to our existing and future customers.

We further expanded our network by entering into a partnership with Tectacom Inc. of Montreal and established a VoIP gateway in Mali, Africa in May of 2006. As a result, we established a profit-sharing understanding with Tectacom for VoIP long distance termination minutes transiting through our gateways. Tectacom held an agreement with the government-operated telecommunications provider in Mali, permitting them to reserve voice channel capacity within the Mali telecommunications infrastructure. The government-operated telecommunications provider in Mali owns all local landlines within the country and approximately 40% of cellular telephone services provided in the country. This agreement permitted us access to install our gateways and to interconnect the Mali voice channels operated by the government-owned telecommunications provider with our servers in Montreal. This agreement further enabled us to sell this direct route connection to our customers in order for them to offer long distance services to their respective retail customer bases.

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

The Mali, Gabon and Cameroon, Africa networks all commenced service during the year ended December 31, 2006. Due to frequently changing political conditions within each of these African nations, we have experienced difficulty enforcing the terms of our prior negotiated agreements. The current governments in these countries are not honoring the existing agreements described above in which we acquired termination routes within the country. For this reason, in February 2007 we were forced to suspend our direct African route operations in Mali, Gabon and Cameroon. We are working to restore these networks to operational status in 2007, but we can provide no assurance that we will be successful in reestablishing the Mali, Gabon and Cameroon networks. We anticipate that our failure to provide termination services in Mali, Gabon and Cameroon through our VoIP networks will significantly harm our business and results of operations in 2007.

During the third and fourth quarters of 2007, we are focusing our efforts on adding further routes in countries that do not present that same political risks and instability associated with our operations in Mali, Gabon and Cameroon, Africa.

Results of Operations for the three and six months ended June 30, 2007 and 2006

For the three months ended June 30, 2007, we generated total revenue of $7,686,298, compared to revenue of $1,884,166 for the three months ended June 30, 2006. Our total revenue reported for the six months ended June 30, 2007 was $13,170,050, compared to revenue of $4,347,336 for the six months ended June 30, 2007. Our revenue was generated by sales of retail domestic and international voice and data products and services using VoIP.  Our increase in revenue for the three and six months ended June 30, 2007 when compared to the same reporting period in the prior year is primarily attributable to increases in sales of VoIP termination services in our brokered international telecom routes. A brokered route is one where we purchase from a supplier who has direct termination capabilities with the local wireline and mobile operators in the country and re-sell the termination destination to our customers. A direct route is when we have the ability to directly terminate the traffic with the local wireline and mobile operators, such as our direct routes in Mali, Gabon and Cameroon, Africa. Our ability to generate future revenues from the sale of direct routes has been significantly impaired as a result of the suspension of our Mali, Gabon, and Cameroon networks.

During the six months ended June 30, 2007, $12,368,212 of revenues were attributed to our brokered routes and $801,838 of revenues were attributed to our direct routes, as compared to the six months ended June 30, 2006 where $0.00 of revenues were generated from brokered routes and $4,143,624 were generated from direct routes.

Our cost of sales for the three months ended June 30, 2007 was $6,756,746, a 360% increase from $1,470,255 for the three months ended June 30, 2006. Our cost of sales for the six months ended June 30, 2007 was $11,315,659, a 198% increase from $3,795,786 for the six months ended June 30, 2006. The increase in cost of sales is primarily attributable to increased sales of brokered routes in the reporting period. Our lack of inventory purchase for the three months and six months periods are due to our no longer consolidating Teliphone Corp, formerly majority-owned subsidiary and spun off on October 30, 2006.

We incurred operating expenses in the amount of $481,012 for the three months ended June 30, 2007, compared to $380,136 for the three months ended June 30, 2006. We incurred operating expenses in the amount of $1,335,485 for the six months ended June 30, 2007, compared to $827,818 for the six months ended June 30, 2006. The increase in our operating expenses is primarily attributable to increases in commissions paid on the increased revenues as well as increases in management fees. As a result of spinning-off our majority-owned subsidiary, Teliphone Corp, on October 30, 2006, there will be no further consolidation of their results of operations. We paid $296,816 in commissions and wages and management fees for the three months ended June 30, 2007, compared to $185,985 for the three months ended June 30, 2006.  We paid $892,380 in commissions and wages and management fees for the six months ended June 30, 2007, compared to $441,569 for the six months ended June 30, 2006. We paid commissions and management fees based upon sales of VoIP termination services. As a result of a significant increase in the sales of VoIP termination services, our commission and management fees paid correspondingly increased.

Our net income for the three months ended June 30, 2007 was $432,497, compared to a net income of $41,407 in the prior year. Net income for the six months ended June 30, 2007 was $463,169, compared to a net loss of $245,075 for the six months ended June 30, 2006. The reporting of net income during the three months ended June 30, 2007 was primarily attributable to increased sales with a higher profit margin.

Liquidity and Capital Resources

As of June 30, 2007, we had current assets of $1,900,327. Our current assets consisted of cash and cash equivalents of $398,400, accounts receivable in the amount of $1,020,533, a loan receivable from our now related party Teliphone Corp. (formerly majority-owned subsidiary until its spin-off on October 30, 2006) of $435,751 and prepaid expenses and other current assets of $12,643. Our total current liabilities as of June 30, 2007 were $2,588,842. As a result, on June 30, 2007 we had working capital deficit of $688,515.

Operating activities provided $658,814 in cash for the six months ended June 30, 2007. A decrease in our accounts receivable of $480,558 was the primary component of our positive operating cash flow. Investing activities during the six months ended June 30, 2007 used $41,488, respectively, primarily for the acquisition of fixed assets. Cash flows used in\ financing activities during the six months ended June 30, 2007 primarily consisted of $250,654 for proceeds from loans payable- related parties. We primarily relied on revenues to fund our operations during the three and six months ended June 30, 2007.

As of June 30, 2007, our management believes that we have sufficient capital to support our operations at the current level over the next twelve months. The growth of our business is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2007. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time.

Off Balance Sheet Arrangements

As of June 30, 2007, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying consolidated financial statements the Company has started to show net profits ($463,169 for the six months ended June 30, 2007), but prior to this time, the Company had incurred significant net losses, and accumulated a deficit of $5,2915,209 through June 30, 2007 and has a working capital deficiency of $688,515 as of June 30, 2007.

Despite, the prior recurring losses, the Company has been successful in establishing distribution channels in Africa and generating significant revenue growth in the past six months. There is no guarantee that the Company will be able to continue to grow at this pace, raise enough capital or generate revenues from other areas of the world to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management believes that the Company’s capital requirements will depend on many factors. These factors include the increase in sales through existing channels as well as the Company’s ability to continue to expand its customer base in the international telecommunications market.

In the near term, the Company does not require additional financing to continue its operations as it has achieved a profitable level of operations. The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to continue to achieve profitable operations. There can be no assurance that management will be able to continue operations at a profitable level and hence, the Company would have to raise sufficient capital, under terms satisfactory to the Company, if at all

Critical Accounting Policies

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

SEE NOTE 2 IN FINANCIALS - RECENT ACCOUNTING PRONOUNCEMENTS

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Simon Lamarche. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007.
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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2007.

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

United American Corporation

Date:	August 13, 2007

By: /s/George Metrakos George Metrakos Title: Chief Executive Officer and Director