Form 10QSB
period 2007-09-30
UNITED AMERICAN CORP
filed 2007-11-14
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-27621

UNITED AMERICAN CORPORATION
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	95-4720231 (I.R.S. Employer Identification No.)
4150 Ste-Catherine Quest, Suite 200, Montreal, Quebec, Canada H3Z 0A1 (Address of principal executive offices)
514-313-6010 (Issuer’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes [   ]No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ]Yes [ X ]No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  51,079,985 common shares as of November 14, 2007.

Transitional Small Business Disclosure Format: [   ]Yes [ X ]No

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis	23

Item 3.	Controls and Procedures	30

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

 PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

Unaudited Condensed Consolidated Balance Sheet as of September 30, 2007	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months and three months ended September 30, 2007 and 2006;	3

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006;	4

Notes to Unaudited Condensed Consolidated Financial Statements;	5

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

UNITED AMERICAN CORP
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

(IN US$)

Current Assets:
Cash and cash equivalents	$58,016
Accounts receivable, net	1,776,716
Prepaid expenses and other current assets	55,325
Loan receivable - related company	452,563

Total Current Assets	2,342,620

Fixed assets, net of depreciation	349,753

TOTAL ASSETS	$2,692,373

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Loans payable - related parties	$162,049
Other payables	636,631
Convertible debentures	90,961
Derivative liability	18,885
Accounts payable and accrued expenses	2,105,042

Total Current Liabilities	3,013,568

Total Liabilities	3,013,568

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized
and 51,079,985 shares issued and outstanding	51,080
Additional paid-in capital	4,865,893
Accumulated deficit	(5,287,392)
Accumulated other comprehensive income (loss)	49,224

Total Stockholders' Equity (Deficit)	(321,195)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,692,373

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	IN US$		IN US$
	NINE MONTHS		THREE MONTHS
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

OPERATING REVENUES
Sales	$21,209,287	$10,838,193	$8,039,237	$6,490,857

COST OF SALES
Inventory, beginning of period	-	51,652	-	15,862
Purchases	19,005,817	9,587,898	7,690,158	5,827,902
Inventory, end of period	-	(11,034)	-	(11,034)
Total Cost of Sales	19,005,817	9,628,516	7,690,158	5,832,730

GROSS PROFIT	2,203,470	1,209,677	349,079	658,127

OPERATING EXPENSES
Selling and promotion	95,182	73,728	1,954	17,508
Professional and consulting fees	319,778	234,673	101,463	95,485
Commissions and wages	1,052,665	821,408	160,285	379,839
Other general and administrative expenses	20,529	116,382	6,802	44,291
Depreciation, amortization and impairment	178,931	184,700	61,096	65,950
Total Operating Expenses	1,667,085	1,430,891	331,600	603,073

GAIN (LOSS) BEFORE OTHER INCOME	536,385	(221,214)	17,479	55,054

OTHER INCOME (EXPENSE)
Gain on derivative liability	8,803	-	-	-
Interest expense	(78,203)	(28,453)	(13,663)	(11,826)
Total Other Income (Expense)	(69,400)	(28,453)	(13,663)	(11,826)

NET INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES AND MINORITY INTEREST	466,985	(249,667)	3,816	43,228
Minority interest	-	112,154	-	64,334

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	466,985	(137,513)	3,816	107,562
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE
TO COMMON SHARES	$466,985	$(137,513)	$3,816	$107,562

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES
BASIC	$0.01	$(0.00)	$0.00	$0.00
FULLY DILUTED	$0.01	(0.00)	$0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	51,079,985	49,969,985	51,079,985	49,969,985

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - FULLY DILUTED	52,508,556	49,969,985	52,508,556	49,969,985

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$466,985	$(137,513)	$3,816	$107,562
Other comprehensive income (loss)
Currency translation adjustments	(20,896)	45,692	(14,222)	(8,085)
Comprehensive income (loss)	$446,089	$(91,821)	$(10,406)	$99,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	IN US$
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$466,985	$(137,513)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation, amortization and impairment	178,931	184,700
Gain on derivative liability	(8,803)	-

Changes in assets and liabilities
(Increase) in accounts receivable	(141,208)	(559,049)
Decrease in inventory	-	40,618
(Increase) in prepaid expenses and other current assets	(10,433)	(108,846)
Increase in deferred revenue	-	8,290
Increase in accounts payable and
and accrued expenses	68,453	155,245
Total adjustments	86,940	(279,042)

Net cash provided by (used in) operating activities	553,925	(416,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(83,194)	(117,935)
(Increase) decrease in loan receivable - related company	30,368	-

Net cash (used in) investing activities	(52,826)	(117,935)

CASH FLOWS FROM FINANCING ACTIVITES
(Decrease) in bank overdraft	-	(16,535)
Proceeds from loan payable - related parties, net of repayments	(430,876)	505,333

Net cash provided by (used in) financing activities	(430,876)	488,798

Effect of foreign currency	(81,760)	45,692

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(11,537)	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	69,553	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$58,016	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$51,203	$22,453

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

In 2004, the Company entered the telecommunications business by the creation of United American Telecom, a division focused on terminating call traffic in the Caribbean, and by the creation of Teliphone, a former division focused on providing Voice-over-Internet –Protocol (VoIP) calling services to residential and business customers.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Subsequently on July 1, 2007, the Company dissolved its wholly-owned subsidiary 3894517 Canada Inc. as it was no longer required for the Company to effectuate its normal day-to-day operations. (See Note 12- Subsequent Events)

Going Concern

As shown in the accompanying consolidated financial statements the Company has started to show net profits ($466,985 for the nine months ended September 30, 2007), but prior to this time, the Company had incurred significant  net losses, and accumulated a deficit of $5,287,392 through September 30, 2007 and has a working capital deficiency of $670,948 as of September 30, 2007.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar for its subsidiaries. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when the Company utilized a Canadian subsidiary to record all of the transactions. The Company recognized a loss of $20,896 and $45,692 for the nine months ended September 30, 2007 and 2006, respectively.

Revenue Recognition

In 2004, when the Company emerged from the development stage with the acquisition of American United Corporation/ 3874958 Canada Inc. and after assuming ownership of 3894517 Canada Inc. they began to recognize revenue from their VoIP services when the services were rendered and collection was reasonably assured in accordance with SAB 101.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.  The Company has not established an allowance for doubtful accounts as of September 30, 2007.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the nine months ended September 30, 2007 and 2006 are included in general and administrative expenses in the condensed consolidated statements of operations.

Concentration Risk

In the nine months ended September 30, 2007 and 2006, the Company generated 97% and 98% of their sales from one customer. A major customer is a customer that represents greater than 10% of the total sales.

In the nine months ended September 30, 2007 and 2006, the Company incurred 96% and 64% of their purchases from two vendors and one vendor, respectively. A major vendor is a vendor that represents greater than 10% of the total purchases.

Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets; automobiles – 3 years, computer and internet telecommunications equipment – 5 years, and furniture and fixtures – 5 years.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2007	2006

Net income (loss)	$466,985	$(137,513)

Weighted-average common shares
Outstanding (Basic)	51,079,985	49,969,985

Weighted-average common stock
Equivalents
Convertible debentures	1,428,571	500,000
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	52,508,556	50,469,985

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

 In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 159 has not had a material impact on its condensed consolidated financial statements.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 3-	FIXED ASSETS

Fixed assets as of September 30, 2007 were as follows:

	Estimated Useful
	Lives (Years)

Computer equipment	5	$1,172,524
Furniture and fixtures	5	2,334
Vehicle	5	20,849

		1,195,707
Less: accumulated depreciation		(845,954)
Fixed assets, net		$349,753

There was $178,931 and $184,700 depreciation charged to operations for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 4-	RELATED PARTY LOANS AND TRANSACTIONS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans receivable into Teliphone Corp. (formerly OSK Capital II Corp) common stock.  The $300,000 remaining on the loan has become interest bearing at 12% per annum, payable monthly with a maturity date of August 1, 2009. No interest has been paid since the $300,000 became interest bearing. The Company has recognized $42,000 of interest receivable through September 30, 2007.  In addition, there are approximately $152,563 of non-interest bearing loans that were incurred after August 2006.  These loans are considered as advances and are not interest bearing and due upon demand.

The Company had loans with various directors and companies that are related to those directors that were non-interest bearing. There was $162,049 outstanding as of September 30, 2007. These loans are short-term in nature.

The Company has expensed $78,203 and $28,453 in interest expense for the nine months ended September 30, 2007 and 2006, respectively.

The Company paid commissions to a company with common ownership in the amount of $102,206 and $208,597 in the nine months ended September 30, 2007 and 2006, respectively.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Subsequently on October 30, 2007, the Company and Strathmere agreed to extend the maturity date to October 31, 2008, while maintaining the same interest rate of 12% per annum, payable every month.

The Debentures can either be paid to the holders on October 31, 2008 or converted at the holders’ option any time up to maturity at a conversion price equal of $0.055 per share (the original conversion rate was $.20 per share). The convertible debentures met the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. The Company has separated the embedded derivative from the hybrid instrument based on an independent valuation.

For disclosure purposes, the fair value of the derivative is estimated on the date of issuance of the debenture (October 18, 2004), with the following weighted-average assumptions used for September 30, 2007 and 2006; no annual dividends, volatility of 125%, risk-free interest rate of 3.28%, and expected life of 1 year. For disclosure purposes as of September 30, 2007 the derivative call option was approximately $0.0132 per share.

The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133.

Interest expense for the nine months ended September 30, 2007 and 2006 was approximately $9,000 for each period. At September 30, 2007, there was no interest accrued.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 6-	COMMITMENTS

Operating Lease

The Company has entered into operating lease agreements which mature between November 11, 2008 and December 19, 2009. Minimum rentals for the next three years and in the aggregate are:

Year Ending
December 31,

2007 (3 months)	$8,057
2008	31,655
2009	23,229

Total	$62,941

NOTE 7-	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2007, the Company has 100,000,000 shares of common stock authorized with a par value of $.001. The Company’s shareholders approved an increase of 50,000,000 authorized shares from 50,000,000 to 100,000,000 shares on October 23, 2006.

The Company has 51,079,985 shares issued and outstanding as of September 30, 2007.

The Company has not issued any shares in the nine months ended September 30, 2007.

During the year ended December 31, 2006, the Company issued 1,110,000 for services at $.06 per share for a value of $66,600.

Stock Options and Warrants

The Company has not issued any options or warrants.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

At September 30, 2007, deferred tax assets consist of the following:

Net operating losses	$1,587,800

Valuation allowance	(1,587,800)

$-

At September 30, 2007, the Company had a net operating loss carryforwards of approximately $4,670,00, available to offset future taxable income through 2027.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2007 and 2006 is summarized as follows:

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Operating segment data for the nine months ended September 30, 2007 are as follows:

		Wholesale	Wholesale
		Services	Services	Connection
	Corporate	Brokered	Direct	Services	Total
Sales		$20,407,449	$801,838	$-	$21,209,287
Cost of sales		18,954,175	51,642	-	19,005,817
Gross profit		1,453,274	750,196	-	2,203,470
Operating expenses	339,888	1,101,828	46,438	-	1,488,154
Depreciation, amortization and impairment		178,931	-	-	178,931
Interest (net) and other	35,803	(76,663)	(28,540)	-	(69,400)
Net income (loss)	(304,085)	95,852	675,218	-	466,985
Segment assets		2,440,598	251,775	-	2,692,373
Fixed Assets, net of depreciation		145,873	203,880	-	349,753

Operating segment data for the nine months ended September 30, 2006 are as follows:

		Wholesale	Connection
	Corporate	Services	Services	Total
Sales	$-	$10,499,030	$339,163	$10,838,193
Cost of sales	-	9,393,932	234,584	9,628,516
Gross profit (loss)	-	1,105,098	104,579	1,209,677
Operating expenses	99,065	725,392	421,734	1,246,191
Depreciation, amortization and impairment	133,830	14,660	36,210	184,700
Interest (net)	(9,000)	(647)	(18,806)	(28,453)
Net income (loss)	(241,895)	364,399	(372,171)	(249,667)
Segment assets	312,270	1,009,545	167,335	1,489,150
Fixed Assets, net of depreciation	312,270	145,985	115,081	573,336

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 11-	SEGMENT INFORMATION (CONTINUED)

In addition, the segment data broken out by geographical location for the nine months ended September 30, 2007 are as follows:

	North, Central	Europe, Middle
	and South	East and
	America	Africa	Asia	Total
Sales	$2,896,407	$17,677,457	$635,423	$21,209,287
Cost of sales	2,595,494	15,840,915	569,408	19,005,817
Gross profit (loss)	300,913	1,836,542	66,015	2,203,470
Operating expenses	203,227	1,240,342	44,585	1,488,154
Depreciation, amortization and impairment	24,435	149,135	5,361	178,931
Interest (net) and other	(9,477)	(57,843)	(2,079)	(69,400)
Net income (loss)	63,773	389,221	13,991	466,985
Segment assets	367,679	2,244,032	80,663	2,692,373
Fixed Assets, net of depreciation	47,763	291,511	10,478	349,753

The geographical location segmentation information for the nine months ended September 30, 2006 is as follows:

	North, Central	Europe, Middle
	and South	East and
	America	Africa	Asia	Total
Sales	$4,123,832	$4,130,807	$2,583,554	$10,838,193
Cost of sales	3,663,561	3,669,758	2,295,197	9,628,516
Gross profit (loss)	460,271	461,049	288,357	1,209,677
Operating expenses	474,164	474,966	297,061	1,246,191
Depreciation, amortization and impairment	70,277	70,396	44,027	184,700
Interest (net)	(10,826)	(10,844)	(6,783)	(28,453)
Net income (loss)	(94,996)	(95,197)	(59,514)	(249,667)
Segment assets	566,608	567,566	354,976	1,489,150
Fixed Assets, net of depreciation	218,149	218,518	136,669	573,336

NOTE 12-	DISSOLUTION OF WHOLLY OWNED SUBSIDIARY

On July 1, 2007, the Company dissolved its wholly-owned subsidiary 3894517 Canada Inc. as it no longer required the Canadian operating subsidiary for banking operations.  The Company established its own banking operations in the State of Florida.  There are no changes to the consolidated financial statements due to the dissolution.

NOTE 13-	CREATION OF WHOLLY OWNED SUBSIDIARY

On August 20, 2007, the Company created a wholly-owned subsidiary United American Telecom, Inc., (“UAT”) a Florida company.  Current and Capital assets from our former subsidiary 3894517 Canada Inc., as well as Current Liabilities have been transferred to UAT.  UAT serves as the telecommunications operations of the Company.

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

In July of 2007, we began the process of dissolution of our Canadian operating entity 3894517 Canada Inc. and proceeded with the creation of our new operating subsidiary United American Telecom, Inc. (“UAT”) on August 20, 2007.  All telecom operations have been consolidated into UAT effective October 2007.

During the third and fourth quarters of 2007, we are focusing our efforts on adding further routes in countries that do not present that same political risks and instability associated with our operations in Mali, Gabon and Cameroon, Africa.

Results of Operations for the nine and three months ended September 30, 2007 and 2006

For the three months ended September 30, 2007, we generated total revenue of $8,039,237, compared to revenue of $6,490,857 for the three months ended September 30, 2006. Our total revenue reported for the nine months ended September 30, 2007 was $21,209,287, compared to revenue of $10,838,193 for the nine months ended September 30, 2006. Our revenue was generated by sales of retail domestic and international voice and data products and services using VoIP.  Our increase in revenue for the three and nine months ended September 30, 2007 when compared to the same reporting period in the prior year is primarily attributable to increases in sales of VoIP termination services in our  brokered international telecom routes. A brokered route is one where we purchase from a supplier who has direct termination capabilities with the local wireline and mobile operators in the country and re-sell the termination destination to our customers. A direct route is when we have the ability to directly terminate the traffic with the local wireline and mobile operators, such as our direct routes in Mali, Gabon and Cameroon, Africa.  Our ability to generate future revenues from the sale of direct routes has been significantly impaired as a result of the suspension of our Mali, Gabon, and Cameroon networks.

During the nine months ended September 30, 2007, $20,407,449  of revenues were attributed to our brokered routes and $801,838 of revenues were attributed to our direct routes, as compared to the nine months ended September 30, 2006 where $0.00 of revenues were generated from brokered routes and $10,499,030 were generated from direct routes.

Our cost of sales for the three months ended September 30, 2007 was $7,690,158 a 32% increase from $5,832,730 for the three months ended September 30, 2006. Our cost of sales for the nine months ended September 30, 2007 was $19,005,817, a 98% increase from $9,628,516 for the nine months ended September 30, 2006. The increase in cost of sales is primarily attributable to increased sales of brokered routes in the reporting period. Our lack of inventory purchase for the three months and nine months periods are due to our no longer consolidating Teliphone Corp, formerly majority-owned subsidiary and spun off on October 30, 2006.

We incurred operating expenses in the amount of $331,600 for the three months ended September 30, 2007, compared to $603,073 for the three months ended September 30, 2006. We incurred operating expenses in the amount of $1,667,085 for the nine months ended September 30, 2007, compared to $1,430,891 for the nine months ended September 30, 2006. The increase in our operating expenses is primarily attributable to increases in commissions paid on the increased revenues as well as increases in management fees. As a result of spinning-off our majority-owned subsidiary, Teliphone Corp, on October 30, 2006, there will be no further consolidation of their results of operations. We paid $160,285 in commissions and wages and management fees for the three months ended September 30, 2007, compared to $379,839 for the three months ended September 30, 2006.  We paid $1,052,665 in commissions and wages and management fees for the nine months ended September 30, 2007, compared to $821,408 for the nine months ended September 30, 2006. We paid commissions and management fees based upon sales of VoIP termination services. As a result of a significant increase in the sales of VoIP termination services, our commission and management fees paid correspondingly increased.

Our net income for the three months ended September 30, 2007 was $3,816, compared to a net income of $107,562 in the prior year. Net income for the nine months ended September 30, 2007 was $466,985, compared to a net loss of $137,513 for the nine months ended September 30, 2006. The reporting of net income during the nine and three months ended September 30, 2007 was primarily attributable to increased sales with a higher profit margin.

Liquidity and Capital Resources

As of September 30, 2007, we had current assets of $2,342,620. Our current assets consisted of cash and cash equivalents of $58,016, accounts receivable in the amount of $1,776,716, a loan receivable from our now related party Teliphone Corp. (formerly majority-owned subsidiary until its spin-off on October 30, 2006) of $452,563 and prepaid expenses and other current assets of $55,325. Our total current liabilities as of September 30, 2007 were $3,013,568. As a result, on September 30, 2007 we had working capital deficit of $670,948.

Operating activities provided $553,925 in cash for the nine months ended September 30, 2007. Our positive net income was the primary component of our positive operating cash flow. Investing activities during the nine months ended September 30, 2007 used $52,826, primarily for the acquisition of fixed assets. Cash flows used in financing activities during the nine months ended September 30, 2007 primarily consisted of $430,876 for proceeds from loans payable- related parties. We primarily relied on revenues to fund our operations during the three and nine months ended September 30, 2007.

As of September 30, 2007, our management believes that we have sufficient capital to support our operations at the current level over the next twelve months. The growth of our business is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2007. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time.

Off Balance Sheet Arrangements

As of September 30, 2007, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying consolidated financial statements the Company has started to show net $466,985 for the nine months ended September 30, 2007), but prior to this time, the Company had incurred significant  net losses, and accumulated a deficit of $5,287,392 through September 30, 2007 and has a working capital deficiency of $670,948 as of September 30, 2007.

Despite, the prior recurring losses, the Company has been successful in establishing distribution channels in Africa and generating significant revenue growth in the past nine months. There is no guarantee that the Company will be able to continue to grow at this pace, raise enough capital or generate revenues from other areas of the world to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

Revenue Recognition

In 2004, when we emerged from the development stage with the acquisition of American United Corporation/3874958 Canada Inc. and after assuming ownership of 3894517 Canada Inc., we began to recognize revenue from VoIP services when the services were rendered and collection was reasonably assured in accordance with SAB 101.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. George Metrakos.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007.

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

Management has hired an additional resource within the Company to begin to document internal controls and procedures for them to be audited as per Item 404 for small business filers.  We anticipate that we will meet Internal Controls and Procedures audit requirements for our Anmnual Report dated December 31, 2007.  This resource dedication will result in the Company incurring additional costs which will affect the Company’s profitability going forward.  The Company's management anticipates that these costs will be up to $50,000 per year in order to maintain compliance with timely financial reporting requirements.

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

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2007.

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

United American Corporation

Date: November 14, 2007	By:	/s/ George Metrakos
George Metrakos
Chief Executive Officer and Director