Form 10KSB
period 2007-12-31
UNITED AMERICAN CORP
filed 2008-05-15
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number 000-27621

United American Corporation
(Name of small business issuer in its charter)

Florida	95-4720231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

218 de la Coulee, Mount St-Hilaire Quebec, Canada	J3H 5Z6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 514-313-3424

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable
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

State issuer’s revenue for its most recent fiscal year: $30,321,299

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $638,500 as of May 15, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 51,079,985 Common Shares as of May 15, 2008

Transitional Small Business Disclosure Format (Check One): Yes [   ] No [X]

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

The Mali, Gabon and Cameroon, Africa networks all commenced service during the year ended December 31, 2006. Due to frequently changing political conditions within each of these African nations, we are experiencing difficulty enforcing the terms of our prior negotiated agreements. The current governments in these countries are not honoring the existing agreements described above in which we acquired termination routes within the country. For this reason, in February 2007 we were forced to suspend our direct African route operations in Mali, Gabon and Cameroon. As of April 2008 we have been unsuccessful in reestablishing these operations and are currently awaiting the outcome of negotations between various mediating parties in their respective countries to determine whether these routes will reopen in the future.

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

Research and Development

We did not incur research and development expenditures for the fiscal year ended December 31, 2007, however incurred $124,232 of research and development expenditures in the fiscal year ended December 31, 2006.

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

Item 2. Description of Property

We currently lease our executive offices located at 218 de la Coulee, Mount St-Hilaire, Quebec, Canada, J3H 5Z6. We do not pay monthly rent as this is within the offices of the company’s founder.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
March 31, 2007	0.07	0.045
June 30, 2007	0.055	0.028
September 30, 2007	0.055	0.025
December 31, 2007	0.04	0.025

Fiscal Year Ending December 31, 2006
Quarter Ended	High $	Low $
March 31, 2006	0.08	0.052
June 30, 2006	0.0651	0.042
September 30, 2006	0.07	0.042
December 31, 2006	0.071	0.04

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

Holders of Our Common Stock

As of December 31, 2007, we had approximately three hundred and seventy holders (370) of record of our common stock which includes those stockholders who hold shares in street name.

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

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2007, we had no existing equity compensation plans and had not issued as compensation for services rendered to any employee, executive officer, member of our board of directors, or consultant any options, warrants, or other convertible securities exercisable into shares of our common stock.

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

Our revenues are derived primarily from the sale of international call termination services to wholesale customers and through the use of our switching facilities by third parties. We also sold call local call termination services to retail customers in the domestic North American market, but have since ceased this area of our business since we completed the spin-off of our majority-owned subsidiary, Teliphone Corp., on October 30, 2006.

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

Developing nations, primarily in Africa, Latin and South America, are confronted with the need to upgrade their telecommunications technologies resulting in a need for support in this venture over the next 3-5 years, producing solid opportunities for us to leverage our knowledge in order to solidify long term consulting mandates and direct route termination capabilities with these countries. Foreign investment risk can be mitigated through the use of international development insurance programs such as MIGA (Multinational Investment Guarantee Agency) run through the World Bank.

Opportunities also exist in developed countries, particularly in Europe, to have third party telecommunications carriers utilize our switching capability on a fee for service basis thereby providing revenues without the inherent risk of brokered routes.

We can leverage our experience into developing markets such Internet Television.

Since we first launched our direct wholesale termination services with our CarribeanONE network in 2003, we added additional networks in the countries of Mali, Gabon and Cameroon, Africa, as direct route destinations. We had also grown in our other business segment, which is brokered routes. Brokered routes refer to the re-sale of other companies’ direct routes to our customers. Brokered routes are highly risky as they represent high volume/low margin sales to the company.  Therefore timely payments from the company’s customers is critical and late or non-paynment can and has resulted in cash flow problems for the company.

The CarribeanONE route terminated operation in February of 2006. The Mali, Gabon and Cameroon, Africa networks all commenced service during the year ended December 31, 2006. Due to frequently changing political conditions within each of these African nations, we are experiencing difficulty enforcing the terms of our prior negotiated agreements. The current governments in these countries are not honoring existing agreements in which we acquired termination routes within the country. For this reason, in February 2007 we were forced to suspend our direct African route operations in Mali, Gabon and Cameroon. We were working throughout 2007 to restore these networks to be operational ,  but to date have not been successful The failure to provide termination services in Mali, Gabon and Cameroon through our VoIP networks have significantly harmed our business and results of operations in 2007.

During 2008, we our focusing our efforts on the development and implementation of an ITV/IPTV platform which will allow us to target home and commercial subscribers with focused content. We will also expand use of our telecommunications switches on a country by country basis for use by third parties. By providing access to our switches rather than brokering the routes directly, we will significantly reduce the financial risk to the company as the company will not assume any liability to long distance suppliers.

We will also focus on establishing gateways in countries that do not present that same political risks and instability associated with our operations in Mali, Gabon and Cameroon, Africa and where we can insure political risks through insurance programs such as the Multilateral Investment Guarantee Agency.

An Overview of Internet Television

One of the outgrowths from the rapid deployment of broadband connectivity in the United States and abroad has been the accelerated adoption of several related services such as VoIP (Voice over Internet Protocol), IPTV (Internet Protocol Television) and Internet Television (ITV). All three technologies transmit sound, voice and or video over the Internet through the conversion of respective signals into data packets. VoIP technology is used primarily for 2 way voice conversations (e.g. traditional telephone) while IPTV and ITV is used for both interactive and streaming television.  The primary difference between IPTV and ITV is how one watches the content with IPTV being watched via personal computer and ITV via traditional television. In the industry this is commonly known as “lean forward” and “lean back” technology respectively. The data packets are transmitted over the Internet and converted back into voice, sound and/or video signals before reaching their recipient. The Internet has always used packet-switched technology to transmit information between two communicating terminals. For example, packet switching allows a personal computer to download a page from a web server or to send an e-mail message to another computer. VoIP, IPTV and ITV allow for the transmission of voice signals over these same packet switched networks and, in doing so, provide an alternative to traditional telephone and cable networks as well as the airwaves.

Internet television technologies present several advantages over the technology used in traditional cable, satellite and airwave networks that enable IPTV/ITV providers to operate with lower capital expenditures and operating costs while offering both traditional and innovative service features. Cable subscribers must be connected to a specific company based on the subscriber’s location. Satellite subscribers on the other hand, while not restricted to a specific company by their location, are required to install a receiving dish at their location which cannot be moved and is subject to meteorological disturbances. Both cable and satellite providers require significant capital expenditures and ongoing maintenance. In contrast, IPTV/ITV services are provided over the Internet with programming being received by the subscriber’s PC or on a television set using a set top box. Like VoIP, IPTV/ITV quality and service is dependent on the quality and reliability of the Internet connection. IPTV/ITV technology also presents the opportunity to offer customers attractive features that traditional cable/satellite companies cannot easily support such as full mobility (the set top box will operate anywhere in the world there is a high speed Internet connection), video conferencing as well as all most of the regular cable/satellite features including telephone.

Broad range of IPTV services include:

•	Interactive information
•	Content portability
•	Video clips on-demand
•	Video calling/conferencing
•	Video messaging
•	Network-based time & place shifting
•	Peer-to-Peer Video
•	Home automation
•	On-line dating
•	Personalized advertising
•	Wireless/Wireline Integration
•	Standard Def. Television (SDTV)

•	High Def. Television (HDTV)
•	Video-on-Demand (VOD)
•	Interactive program guide
•	Web browsing on TV
•	Music channels
•	Local programming
•	Voice services
•	Emergency services
•	Information services
•	Personal Video Recorder (PVR)

While traditional cable companies have been very effective at increasing subscriber choice for both programmed and on demand content, they have been slow to offer specialized content (e.g. foreign networks) and when available are expensive, typically costing $15-25 per channel per month. We believe that that this focused specialty market is underserved and provides an opportunity to the company. The company will also look at the feasibility of bundling Internet Television  along with voice services (in partnership with Teliphone Inc.), Internet access and other features as noted above.

Voice over Internet Protocol or VoIP has become widely accepted at a supplement or substitution for traditional telephone service. Most cable companies and second tier telephone companies now offer VoIP home service in direct competition to traditional telephone service.  IPTV and ITV are widely viewed to develop in the same way.

Results of Operations for the Years Ended December 31, 2007 and 2006

For the year ended December 31, 2007, we generated total revenue of $30,321,299, compared to revenue of $19,991,191 for the year ended December 31, 2006. Our revenue was generated by sales of wholesale international voice and data products and services using VoIP.  Our increase in revenue for the year ended December 31, 2007 when compared to the same reporting period in the prior year is primarily attributable to increases in sales of VoIP termination services in our brokered international telecom routes. A brokered route is one where we purchase from a supplier who has direct termination capabilities with the local wireline and mobile operators in the country and re-sell the termination destination to our customers. A direct route is when we have the ability to directly terminate the traffic with the local wireline and mobile operators, such as our direct routes in Mali, Gabon and Cameroon, Africa. During the year ending December 31, 2007, All of revenues were attributed to our brokered routes, compared to the previous year where the revenues of $17,146,798 were attributed to our brokered routes and $2,555,337 of revenues were attributed to direct routes

Our total cost of sales for the year ended December 31, 2007 was $27,307,863 compared to $18,307,252 for the year ended December 31, 2006. This resulted in a gross profit of $3,013,436 and $1,683,939 for the years ended December 31, 2007 and 2006 respectively. The increase in gross profit is a result of increase sales of our wholesale termination services.

We incurred operating expenses in the amount of $1,873,131 for the year ended December 31, 2006, compared to $2,291,498 for the year ended December 31, 2006. The decrease in our operating expenses is primarily attributable to a reduction of research and development expenses as well as decreases in general and administrative expenses. We paid $1,089,584in commissions and wages and management fees for the year ended December 31, 2007, compared to $1,177,397 for the year ended December 31, 2006.  We paid commissions and management fees based upon sales of VoIP termination services.

Our net income (loss) for the year ended December 31, 2007 was $1,061,945, compared to a net loss of $614,269in the prior year.

Liquidity and Capital Resources

As of December 31, 2007, we had current assets of $3,776,182. Our current assets consisted of accounts receivable in the amount of $2,094,198 and prepaid expenses and other current assets of $1,370,927.  The majority of these other current assets include amounts that represent cash advances to our former subsidiaries, $856,220 to 3894517 Canada Inc. (ceased operations on June 30, 2007) and $503,220 from Teliphone Corp, spun off in October 30, 2006. Our total current liabilities as of December 31, 2007 were $3,383,930. As a result, on December 31, 2007 we had working capital surplus of $392,252.

Operating activities provided $1,687,631 in cash for the year ended December 31, 2007. Our net comprehensive income of $1,001,051 for the year ended December 31, 2007 was the primary component of our positive operating cash flow. Investing activities during the year ended December 31, 2007 used $1,032,178 due primarily from the increase in loan receivable from our former subsidiary 3894517 Canada Inc. that was formerly booked as inter-company and hence would negate itself in the consolidation.  Cash flows used infinancing activities during the year ended December 31, 2007 consisted of $413,949 for proceeds from loans payable-related parties. We primarily relied on revenues to fund our operations during the year ended December 31, 2007.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash in the year ended December 31, 2007 are as follows:

a.	Property acquisition costs,

b.	Increase in accounts payable attributable to increased sales, and

c.
We obtained financing from the issuance of loans from related parties. Our management believes that additional issuance of stock and/or debt financing may be required to satisfy our projected expenditures in 2007.

As of the time of this Annual Report, our management believes that we have insufficient capital to support our operations at the current level over the next twelve months. The success of our business is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2008. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time.

Off Balance Sheet Arrangements

As of December 31, 2006, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying consolidated financial statements, we have a net income for the year ended December 31, 2007 of $1,061, 945, however prior years showed recurring losses of $614,269 (2006) and $1,422,255 (2005) and have a working capital surplus of $392,252 as of December 31, 2007. We have recently emerged from the development stage and have just started generating positive net incomes. There is no guarantee that we will be able to raise enough capital or continue to generate revenues to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

In the near term, we will continue to pursue bridge financing to assist us in meeting our current working capital needs. Our ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital and, ultimately, achieve long-term profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to us, if at all.

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, we translate income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. Our reporting currency is that of the US dollar while our functional currency is that of the Canadian dollar for our subsidiaries. We record these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when we utilized a Canadian subsidiary to record all of the transactions. We recognized a gain (loss) of ($60,893) and $31,098 for the years ended December 31, 2006 and 2005, respectively.

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

Item 7. Financial Statements

Index to Financial Statements:
UNITED AMERICAN CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Balance Sheet as of December 31, 2006

F-3	Statements of Operations - Years Ended December 31, 2007 and December 31, 2006

F-4	Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2007 and December 31, 2006

F-5	Statements of Cash Flows for the Years Ended December 31, 2007 and December 31, 2006

F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

UNITED AMERICAN CORP
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS

(IN US$)

Current Assets:
Cash and cash equivalents	$311,057
Accounts receivable, net	2,094,198
Prepaid expenses and other current assets	11,487
Loan receivable - Teliphone Corp.	300,000
Loan receivable	856,220
Loan receivable - related company	203,220

Total Current Assets	3,776,182

Fixed assets, net of depreciation	273,257

TOTAL ASSETS	$4,049,439

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Loans payable - related parties	$97,705
Other payables	636,631
Convertible debentures	90,961
Derivative liability	18,885
Accounts payable and accrued expenses	2,539,748

Total Current Liabilities	3,383,930

Total Liabilities	3,383,930

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized
and 51,079,985 shares issued and outstanding	51,080
Additional paid-in capital	5,288,832
Accumulated deficit	(4,692,431)
Accumulated other comprehensive income (loss)	18,028

Total Stockholders' Equity (Deficit)	665,509

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,049,439

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	IN US$
	2007	2006

OPERATING REVENUES
Sales	$30,321,299	$19,991,191

COST OF SALES
Inventory, beginning of period	-	51,652
Purchases	27,307,863	18,255,600
Inventory, end of period	-	-
Total Cost of Sales	27,307,863	18,307,252

GROSS PROFIT	3,013,436	1,683,939

OPERATING EXPENSES
Selling and promotion	99,594	43,659
Research and development	-	124,232
Professional and consulting fees	415,418	474,364
Commissions and wages	1,089,584	1,177,397
Other general and administrative expenses	32,385	218,096
Depreciation, amortization and impairment	236,150	253,700
Total Operating Expenses	1,873,131	2,291,448

GAIN (LOSS) BEFORE OTHER INCOME	1,140,305	(607,509)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative liability	8,803	(18,649)
Interest Income		15,000
Interest expense	(87,163)	(124,505)
Total Other Income (Expense)	(78,360)	(128,154)

NET INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES AND MINORITY INTEREST	1,061,945	(735,663)
Minority interest	-	121,394

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	1,061,945	(614,269)
Provision for Income Taxes	-	-

NET INCOME (LOSS) APPLICABLE
TO COMMON SHARES	$1,061,945	$(614,269)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES
BASIC	$0.02	$(0.01)
FULLY DILUTED	$0.02	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	51,079,985	49,969,985

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - FULLY DILUTED	52,508,556	49,969,985

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,061,945	$(614,269)
Other comprehensive income (loss)
Currency translation adjustments	(60,893)	31,098
Comprehensive income (loss)	$1,001,052	$(583,171)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	IN US$
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehenisve
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Shares issued for services	1,110,000	1,110	65,490	-	-	66,600

Spin off of Teliphone Corp., see Note 10	-	-	580,955	232,659	-	813,614

Net income (loss) for the year ended December 31, 2006	-	-	-	(735,663)	31,098	(704,565)

Balance December 31, 2006	51,079,985	$51,080	$4,865,893	$(5,754,376)	$70,120	$(767,283)

Adjustment, closure of 3894517 Canada Inc., see Note 10			422,939	(60,894)	69,695	431,740

Net income (loss) for the year ended December 31, 2007				1,061,945	(60,893)	1,001,052

Balance December 31, 2007	51,079,985	51,080	5,288,832	(4,753,325)	78,922	665,509

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	IN US$
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,001,051	$(614,269)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation, amortization and impairment	236,150	253,700
Shares issued for services		66,600
Additional paid in capital	422,939
Comprehensive income (loss)	(8,803)
Gain on derivative liability	8,803	18,649

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(705,506)	(1,228,387)
Decrease in investment tax credits	17,701	-
Decrease in interest receivable	-	(15,000)
Decrease in inventory	-	39,140
(Increase) decrease in prepaid expenses and other current assets	34,246	(132,746)
Increase in deferred revenue	-	10,720
(Decrease) in accounts payable and
and accrued expenses	681,050	1,575,382
Total adjustments	686,580	588,058

Net cash provided by (used in) operating activities	1,687,631	(26,211)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(89,465)	(149,077)
(Increase) decrease in loan receivable - related company	(942,713)	(53,312)

Net cash (used in) investing activities	(1,032,178)	(202,389)

CASH FLOWS FROM FINANCING ACTIVITES
(Decrease) in bank overdraft	-	(8,195)
Proceeds from loan payable, net of repayments	-	60,728
Proceeds from loan payable - related parties, net of repayments	(413,949)	196,470

Net cash provided by (used in) financing activities	(413,949)	249,003

Effect of foreign currency	-	49,150

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	241,504	69,553

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	69,553	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$311,057	$69,553

CASH PAID DURING THE PERIOD FOR:
Interest expense	$78,164	$117,973

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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
DECEMBER 31, 2007 AND 2006

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On August 27, 2004, the Company entered the telecommunications business by the creation of United American Telecom, a division focused on terminating call traffic in the Caribbean, and by the creation of Teliphone, a division focused on providing Voice-over-Internet –Protocol (VoIP) calling services to residential and business customers.

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

The only related party transactions the Company has entered into are advances to the entities consolidated within Teliphone Corp. and with 3894517 Canada, Inc. (Until June 30, 2007) and with United American Telecom, Inc. (from August 27, 2007 - 3894517 Canada Inc. and United American Telecom, Inc. are wholly-owned subsidiaries) all of which have been eliminated herein. Additionally, from time to time shareholders or entities under common control will advance amounts to the Company to assist in cash flow. These are all short-term amounts and interest bearing at rates ranging between 10-20%.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

On July 1, 2007, the Company no longer required this operating unit and closed 3894517 Canada Inc.  Its wholesale telecommunications operations were performed by the Company until September 30, 2007.  On August 24th, 2007 the Company incorporated United American Telecom, Inc., a Florida Corporation, as a wholly-owned subsidiary, to manage its telecommunications operations from October 1st, 2007 onwards.

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred gains (losses) of $1,061,945 and ($614,269) for the years ended December 31, 2007 and 2006, and has a working capital surplus of $392,252 as of December 31, 2007.

Up until the current year, the Company incurred recurring losses.  The Company has been successful in establishing distribution channels in North America and Europe and generating significant revenue growth in the past eighteen months, along with profitability in the current year. There is no guarantee that the Company will be able to continue to grow at this pace, raise enough capital or generate revenues from other areas of the world to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

In the near term, the Company will continue to pursue bridge financing, in addition to the approximately $100,000 it raised through convertible debentures in 2004 to assist them in meeting their current working capital needs. The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital and, ultimately, achieve continuously profitable operations.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

The Company shows “Other Liabilities” on its balance sheet as at December 31, 2007 of $636,631 since it estated its consolidated financial statements in 2006 for the extinguishment of payables that the Company wrote off in the year ended December 31, 2003. The Company has received legal opinions that determine these liabilities to no longer be outstanding, however, is performing revised lien searches and performing further due diligence on the existence of these liabilities. Until the time that the Company receives further documented evidential matter that these liabilities are in fact no longer considered to be liabilities, the Company has re-instated these liabilities.

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
DECEMBER 31, 2007 AND 2006

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

Inventory

Inventory is valued at the lower of cost or market determined on a first-in-first-out basis.  Inventory consisted only of finished goods.  The inventory is related to the Company`s prior majority ownership of Teliphone Corp., spun-off on October 30, 2006.  As a result, the Company did not hold any inventory of finished goods during 2007.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar for its subsidiaries up until June 30, 2007.  The Company’s functional currency from July 1, 2007 became the US dollar as well as its reporting currency. The Company records translation adjustments as accumulated other comprehensive income (loss).  The Company recognized a gain (loss) of ($60,893) and $31,098 for the years ended December 31, 2007 and 2006, respectively.

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

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable (Continued)

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.  The Company has not established an allowance for doubtful accounts as of December 31, 2007.

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
DECEMBER 31, 2007 AND 2006

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the years ended December 31, 2007 and 2006 are included in general and administrative expenses in the consolidated statements of operations.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration Risk

In the years ended December 31, 2007 and 2006, the Company generated 99% and 93% of their sales from one customer. A major customer is a customer that represents greater than 10% of the total sales.  As noted in NOTE 12- Subsequent events, the major customer defaulted on payments to the Company in March, 2007 resulting in a temporary cessation of the Company’s business.

In the years ended December 31, 2007 and 2006, the Company incurred 85% and 52% of their purchases from one vendor. A major vendor is a vendor that represents greater than 10% of the total purchases.

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
DECEMBER 31, 2007 AND 2006

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2007	2006

Net loss	$1,061,945	$(614,269)

Weighted-average common shares
Outstanding (Basic)	51,079,985	50,109,875

Weighted-average common stock
Equivalents
Convertible debentures	1,428,571	1,428,571
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	52,508,556	51,538,446

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
DECEMBER 31, 2007 AND 2006

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

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2007 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2007, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2007 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

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
DECEMBER 31, 2007 AND 2006

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
DECEMBER 31, 2007 AND 2006

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

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 3-	FIXED ASSETS

Fixed assets as of December 31, 2007were as follows:

	Estimated Useful
	Lives (Years)

Computer equipment	5	$1,075,896

Less: accumulated depreciation		(802,639)
Fixed assets, net		$273,257

There were $253,700 and $253,700 depreciation charged to operations for the years ended December 31, 2007 and 2006, respectively.

NOTE 4-	RELATED PARTY LOANS AND TRANSACTIONS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans receivable into Teliphone Corp. (formerly OSK Capital II Corp) common stock.  The $300,000 remaining on the loan has become interest bearing at 12% per annum, payable monthly with a maturity date of August 1, 2009. No interest has been paid since the $300,000 became interest bearing. The Company has recognized $0 of interest receivable through December 31, 2007.  In addition, there are approximately $203,220 of non-interest bearing loans that were incurred after August 2006.  These loans are considered as advances and are not interest bearing and due upon demand.

The Company had $97,705 in a related party loan that does not accrue interest.

The Company paid commissions to a major shareholder and a company with common ownership in the amount of $794,073 and $692,865 in the years ended December 31, 2007 and 2006, respectively.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 5-	LOANS PAYABLE – NON-RELATED PARTIES

The Company does not have any loans payable, non-related parties.

NOTE 6-	CONVERTIBLE DEBENTURES

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

On October 15th, 2007, the Company and Strathmere Associates International Limited agreed to extend the maturity date to October 31, 2008, while maintaining the same intrest rate of 12% per annum, payable every month.

The Debentures can either be paid to the holders on October 31, 2007 or converted at the holders’ option any time up to maturity at a conversion price equal of $0.055 per share (the original conversion rate was $.20 per share, later reduced to $0.07). The convertible debentures met the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. The Company has separated the embedded derivative from the hybrid instrument based on an independent valuation.

For disclosure purposes, the fair value of the derivative is estimated on the date of issuance of the debenture (October 18, 2004), with the following weighted-average assumptions used for December 31, 2006 and 2005; no annual dividends, volatility of 125%, risk-free interest rate of 3.28%, and expected life of 1 year for 2006 and 2 years for 2005. For disclosure purposes as of December 31, 2007 and 2006 the derivative call option was approximately $0.0194 per share. The (loss) on the derivative liability for the year ended December 31, 2006 was ($18,885).

The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133.

Interest expense for the years ended December 31, 2007 and 2006 was approximately $12,000, respectively. At December 31, 2007, there was no interest accrued.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

The Company has 51,079,985 shares issued and outstanding as of December 31, 2007.

During the year ended December 31, 2006, the Company issued 1,110,000 for services at $.06 per share for a value of $66,600.

During the year ended December 31, 2005, the Company issued 1,400,000 for services at $.10 per share and 4,450,000 at $.075 per share for a value of $473,750.

Stock Options and Warrants

The Company has not issued any options or warrants.

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

At December 31, 2007, deferred tax assets consist of the following:

Net operating losses:	$$4,638,000

Valuatio allowance:	$(4,638,000)

NET:	$-

At December 31, 2007, the Company had a net operating loss carryforwards of approximately $4,638,000, available to offset future taxable income through 2027.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2007 and 2006 is summarized as follows:

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 10-	REORGANIZATION OF OPERATING SUBSIDIARIES

On June 30, 2007, the Company ceased operations of its wholesale telecommunications business within its operating subsidiary 3894517 Canada Inc.  As a result, the company began its required processes in order to close the operating subsidiary with the Canadian regulators effective this date.  The net result was $422,939 recognized as contributed capital, ($60,894) in accumulated deficit and $69,695 in comprehensive income.

On August 20, 2007, the Company created a new operating subsidiary, United American Telecom, Inc., a Florida Company.  All operations of its wholesale telecommunications business occurred within this new operating subsidiary from October 1, 2007 onwards.

From July 1, 2007 to September 30, 2007, all wholesale telecommunications business operated through the Company.

NOTE 11-	SEGMENT INFORMATION

The Company’s reportable operating segments include wholesale VoIP services which is the physical buying of minutes (3894517 Canada Inc. and United American Telecom, Inc.) over brokered routes and direct routes.  A brokered route is one where the Company purchases from a supplier who has direct termination capabilities with the local wireline and mobile operators in the country and re-sell the termination destination to the Company’s customers.  A direct route is when the Company has the ability to directly terminate the traffic with the local wireline and mobile operators, such as the Company’s direct routes in Mali, Gabon and Cameroon, Africa.  During 2006, the Company also recorded retail interconnection services through its majority owned subsidiary Teliphone Corp (Formerly OSK Capital II Corp.).  These revenues and expenses are listed below for the consolidation period from January 1, 2006 to October 30, 2006 only, as the Company spun off its holdings of Teliphone Corp. to its shareholders on October 30, 2006.  The Company also has corporate overhead expenses. The wholesale direct route services are essentially provided in Africa, and the wholesale brokered route services are supplied to customers in North America. The segment data presented below details the allocation of cost of revenues and direct operating expenses to these segments.

Operating segment data for the year ended December 31, 2007 are as follows:

		Wholesale	Wholesale
		Services	Services	Connection
	Corporate	Brokered	Direct	Services	Total
Sales	$-	$30,321,299	$-	$-	$30,321,299
Cost of sales	-	27,307,863	-	-	27,307,863
Gross profit	-	3,013,436	-	-	3,013,436
Operating expenses	874,457	998,674	-	-	1,873,131
Depreciation, amortization and impairment	165,957	70,193	-	-	236,150
Other income (expense)	(78,360)	-	-	-	(78,360)
Net income (loss)	(1,118,774)	2,180,719	-	-	1,061,945
Segment assets	1,359,440	2,689,999	-	-	4,049,439
Fixed Assets, net of depreciation	273,257	-	-	-	273,257

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 11-	SEGMENT INFORMATION (CONTINUED)

Operating segment data for the year ended December 31, 2006 are as follows:

		Wholesale	Wholesale
		Services	Services	Connection
	Corporate	Brokered	Direct	Services	Total
Sales	$-	$17,063,519	$2,555,337	$372,335	$19,991,191
Cost of sales	-	15,748,848	2,299,181	259,223	18,307,252
Gross profit (loss)	-	1,314,671	256,156	113,112	1,683,939
Operating expenses	85,250	1,291,064	221,616	439,818	2,037,7483
Depreciation, amortization and impairment	184,800	29,858	-	39,042	253,700
Interest (net)	(3,649)	(54,776)	(48,000)	(21,729)	(128,154)
Net income (loss)	(273,699)	(61,027)	(13,460)	(387,477)	(735,663)
Segment assets	308,100	2,014,521	35,728	-	2,358,349
Fixed Assets, net of depreciation	293,100	126,842	-	-	419,942

In addition, the segment data broken out by geographical location for the year ended December 31, 2007 are as follows:

	North, Central	Europe, Middle
	and South	East and
	America	Africa	Asia	Total
Sales	$7,066,767	$20,939,677	$2,314,855	$30,321,299
Cost of sales	$6,364,447	$18,858,619	$2,084,796	27,307,863
Gross profit (loss)	$702,320	$2,081,058	$230,058	3,013,436
Operating expenses	$436,557	$1,293,571	$143,003	1,873,131
Depreciation, amortization and impairment	$55,038	$163,084	$18,029	236,150
Other Income (net)	$(18,263)	$(54,115)	$(5,982)	(78,360)
Net income (loss)	$247,500	$733,372	$81,073	1,061,945
Segment assets	$943,774	$2,796,514	$309,151	4,049,439
Fixed Assets, net of depreciation	$63,686	$188,709	$20,862	273,257

UNITED AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 11-	SEGMENT INFORMATION (CONTINUED)

The geographical location segmentation information for the year ended December 31, 2006 is as follows:

	North, Central	Europe, Middle
	and South	East and
	America	Africa	Asia	Total
Sales	$4,748,034	$15,148,848	$94,309	$19,991,191
Cost of sales	4,348,088	13,872,800	86,365	18,307,252
Gross profit (loss)	399,946	1,276,049	7,944	1,683,939
Operating expenses	4,839,781	15,441,571	96,131	2,037,7483
Depreciation, amortization and impairment	60,255	192,248	1,197	253,700
Interest (net)	(30,437)	(97,112)	(605)	(128,154)
Net income (loss)	(174,725)	(557,468)	(3,470)	(735,663)
Segment assets	560,123	1,787,101	$11,126	2,358,349
Fixed Assets, net of depreciation	99,739	318,222	1,981	419,942

NOTE 12-	SUBSEQUENT EVENTS

In May, 2008, as noted in NOTE 2- Concentration Risk, the company’s Major Customer defaulted on $1,400,000 of payments to the Company.  As a result, the Company will incur losses of up to $1,400,000.  Since the customer was a major customer, accounting for over 99% of the Company’s revenues, the default in payment has placed considerable doubt that the Company can continue its operations.  The Company’s Management is considering its options, including, but not limited to, legal action against the defaulting customer.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On April 16, 2008, we dismissed Michael Pollack, CPA ("Pollack") as our principal accountant. We engaged Madsen & Associates, CPA’s Inc. (the "Madsen & Associates") as our principal accountants effective April 16, 2008. The decision to change accountants was approved by our board of directors.  We did not consult with Pollack on any matters prior to retaining such firm as our principal accountants.

Pollack’s report dated April 16, 2007 on our balance sheet as of December 31, 2006, and the statement of operations, statement of changes in stockholders' equity, and statement of cash flows for the years ended December 31, 2006, 2005, 2004 and 2003, and for the cumulative period from inception, July 17, 1992, to December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Benoit Laliberté. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are not effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position(s) and Office(s) Held
Benoit Laliberté	35	Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Mr. Benoit Laliberte:
Benoît Laliberté was born on July 18, 1972. In 1990, Mr. Laliberte started his first computer business,  In 1994, he created the EVAC (Electronic Virus Activity Control) technology meant to protect computers from viruses. In 1996, Mr. Laliberte was chosen Young Entrepreneur of the Year by the Business Development Bank of Canada (BDC). Mr. Laliberte created in 1997 the Winbit PowerVec for ASP and the Winbit Terminal. In 1999, Mr. Laliberte created a wall mounted decentralized WinBit server, and acquired a chain of computer stores, with revenues in excess of $6 million and employing approximately 60 persons.

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

On October 8, 2004 the Autorité des marchés financiers (the “AMF”) launched penal proceedings before the Court of Québec (Criminal and Penal Division) against, our former CEO and CFO, Benoit Laliberté, in the matter of Jitec Inc. Benoit Laliberté faces 48 counts and is liable to fines totaling $1,760,180. He is accused of insider trading in the securities of Jitec Inc., while having privileged information about the company, thereby violating section 187 of the Securities Act (the “Act”), assisting Jitec Inc. in making a misrepresentation in press releases in violation of section 196 of the Act, and failing to file a report disclosing a change in his control over the securities of Jitec Inc., which is a reporting issuer, in violation of section 97 of the Act. On February 22, 2008, Mr. Laliberté was found guilty of 33 counts for improperly filing publicly his personal changes of position with his stock of the company, as well as 4 counts of insider trading.  Sentencing is scheduled for June 25, 2008.  Mr. Laliberté is appealing the decision.

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

For the fiscal year ending December 31, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2007, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2007:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Benoit Laliberté	0	0	0

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

Item 10. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Benoit Laliberté (1) CEO & CFO	2007 2006	794,073 692,865	- -	- -	- -	- -	- -	- -	794,073 692,865
George Metrakos (2) CEO & CFO	2007 2006	89,225 -	- -	- -	- -	- -	- -	- -	89,225 -
Simon Lamarche (3) CEO & CFO	2007 2006	- 34,660	- -	- -	- -	- -	- -	- -	- 34,660

(1)
Mr. Laliberté was appointed to serve as our Chief Executive Officer and Chief Financial Officer on May 12th, 2008. The information provided in the summary compensation table includes all compensation paid to Mr. Laliberté for the full fiscal years ended December 31, 2007 and 2006.

(2)
Mr. Metrakos was appointed to serve as our Chief Executive Officer and Chief Financial Officer on July 1, 2007. The information provided in the summary compensation table includes all compensation paid to Mr. Metrakos for the full fiscal years ended December 31, 2007 and 2006.

(3)
Mr. Lamarche was appointed to serve as our Chief Executive Officer and Chief Financial Officer on November 8, 2005. The information provided in the summary compensation table includes all compensation paid to Mr. Lamarche for the full fiscal years ended December 31, 2007 and 2006.

Narrative Disclosure to the Summary Compensation Table

We have not entered into an employment agreement with Mr. Laliberté. Salary paid is recorded in the summary compensation table above in the column titled “Salary.” Of the total salary reported for the fiscal year ended December 31, 2007 and 2006, all of the amounts paid were in connection to commissions received on sales of wholesale telecommunication services. Mr. Laliberté was not granted any stock option or stock awards during the fiscal year ended December 31, 2007 or 2006.

At no time during the last fiscal year was any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Benoit Laliberté	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Benoit Laliberté	-	-	-	-	-	-	-
George Metrakos	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

The all fees earned or paid in cash to Benoit Laliberté as were earned in connection with his employment agreement as an executive officer. Mr. Laliberté received no compensation for his service as a member of our board of directors. We only compensate outside directors for the service as members of our board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 15, 2008, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 51,079,985 shares of common stock issued and outstanding on May 15, 2008. Except as otherwise indicated, the address of each person named in this table is c/o United American Corporation, 218 de la Coulee, Mount St. Hilaire,, Quebec, Canada J3H 5Z6.

Title of class	Name and address of beneficialowner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Benoit Laliberté	26,250,000 shares	52%
Common	George Metrakos	650,000 shares (2)	1.3%
Total of All Directors and Executive Officers:		26,900,000 shares	53.3%

More Than 5% Beneficial Owners:
Common	Benoit Laliberté 220 de la Coulee Mont-Saint-Hilaire, Quebec, Canada J3H 5Z6	26,250,000 shares (3)	52.0%

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

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2007 or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 13. Exhibits

Exhibit	Description
14.1	Code of Ethics (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Incorporated by reference to Annual report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 17, 2007

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 were approximately $55,000 and $108,507 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Corporation

May 15, 2008	By:	/s/ Benoit Laliberté
Benoit Laliberté Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

May 15, 2008	By:	/s/ Benoit Laliberté
Benoit Laliberté Director