Form 10QSB
period 2008-03-31
UNITED AMERICAN CORP
filed 2008-05-15
CIK 1096688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-27621

UNITED AMERICAN CORPORATION
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	95-4720231 (I.R.S. Employer Identification No.)
218 de la Coulee, Mount St-Hilaire Quebec, Canada, J3H 5Z6 (Address of principal executive offices)
514-313-3424 (Issuer’s telephone number)
4150 Ste-Catherine Quest, Suite 200, Montreal, Quebec, Canada H3Z 0A1 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes [   ]No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ]Yes [ X ]No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  51,079,985 common shares as of May 15, 2008.

Transitional Small Business Disclosure Format: [   ]Yes [ X ]No

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis	23

Item 3.	Controls and Procedures	28

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Page
Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

Unaudited Condensed Consolidated Balance Sheet as of March 31, 2008	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months and three months ended March 31, 2008 and 2007;	3

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2008 and 2007;	4

Notes to Unaudited Condensed Consolidated Financial Statements;	5

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2008

ASSETS

(IN US$)

Current Assets:
Cash and cash equivalents	$2,119
Accounts receivable, net	1,851,850
Prepaid expenses and other current assets	14,180
Loan receivable - Teliphone Corp.	300,000
Loan receivable	857,016
Loan receivable - related company	192,476

Total Current Assets	3,217,641

Fixed assets, net of depreciation	223,215

TOTAL ASSETS	$3,440,856

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Loans payable - related parties	$94,354
Other payables	636,631
Convertible debentures	90,961
Derivative liability	18,885
Accounts payable and accrued expenses	1,865,082

Total Current Liabilities	2,705,913

Total Liabilities	2,705,913

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized
and 51,079,985 shares issued and outstanding	51,080
Additional paid-in capital	5,288,832
Accumulated deficit	(4,683,891)
Accumulated other comprehensive income (loss)	78,922

Total Stockholders' Equity (Deficit)	734,943

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,440,856

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	IN US$
	2008	2007

OPERATING REVENUES
Sales	$2,720,272	$5,483,752

COST OF SALES
Inventory, beginning of period	-
Purchases	2,478,590	4,555,235
Inventory, end of period	-	-
Total Cost of Sales	2,478,590	4,555,235

GROSS PROFIT	241,682	928,517

OPERATING EXPENSES
Selling and promotion	3,876	72,811
Research and development	-
Professional and consulting fees	87,989	122,515
Commissions and wages	13,275	595,565
Other general and administrative expenses	3,645	8,814
Depreciation, amortization and impairment	58,034	58,446
Total Operating Expenses	166,819	858,151

GAIN (LOSS) BEFORE OTHER INCOME	74,863	70,366

OTHER INCOME (EXPENSE)
Gain (loss) on derivative liability	-	-
Interest Income
Interest expense	(8,982)	(39,694)
Total Other Income (Expense)	(8,982)	(39,694)

NET INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES AND MINORITY INTEREST	65,881	30,672
Minority interest	-	-

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	65,881	30,672
Provision for Income Taxes	-	-

NET INCOME (LOSS) APPLICABLE
TO COMMON SHARES	$65,881	$30,672

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES
BASIC	$0.00	$0.00
FULLY DILUTED	$0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	51,079,985	51,079,985

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - FULLY DILUTED	52,508,556	52,508,556

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$65,881	$30,672
Other comprehensive income (loss)
Currency translation adjustments	3,553	(4,721)
Comprehensive income (loss)	$69,434	$25,951

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREEE MONTHS ENDED MARCH 31, 2008 AND 2007

	IN US$
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$69,434	$30,672

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation, amortization and impairment	58,034	58,446
Shares issued for services	-	-
Additional paid in capital	-	-
Comprehensive income (loss)	1	-
Gain on derivative liability	-	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	242,348	755,361
Decrease in investment tax credits	(2,883)	-
Decrease in interest receivable	-	(9,000)
Decrease in inventory	-	-
(Increase) decrease in prepaid expenses and other current assets	190	14,215
Increase in deferred revenue	-	-
(Decrease) in accounts payable and
and accrued expenses	(674,666)	(363,530)
Total adjustments	(376,976)	455,492

Net cash provided by (used in) operating activities	(307,542)	486,164

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(7,992)	(59,931)
(Increase) decrease in loan receivable - related company	9,948	(9,217)

Net cashprovided by (used in) investing activities	1,956	(69,148)

CASH FLOWS FROM FINANCING ACTIVITES
(Decrease) in bank overdraft	-	-
Proceeds from loan payable, net of repayments	-	-
Proceeds from loan payable - related parties, net of repayments	(3,351)	(95,927)

Net cash provided by (used in) financing activities	(3,351)	(95,927)

Effect of foreign currency	-	(9,464)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(308,937)	311,625

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	311,056	69,553

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,119	$381,178

CASH PAID DURING THE PERIOD FOR:
Interest expense	$8,982	$39,694

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2007 audited consolidated financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying consolidated financial statements the Company has started to show net profit of $64,881 for the three months ended March 31, 2008, but prior to this time, the Company had incurred significant net losses, and accumulated a deficit of $4,683,891 through March 31, 2008 and has a working capital surplus of $511,728 as of March 31, 2008.

Despite the recent positive net incomes and the Company being successful in establishing distribution channels in Africa and generating significant revenue growth in the year, the significant downturn in the business during the period ending March 31, 2008 as compared to the year ended December 31, 2007 is such that there is no guarantee that the Company will be able to continue to grow, raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar for its subsidiaries. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions commenced in 2004 when the Company utilized a Canadian subsidiary to record all of the transactions. The Company recognized a gain (loss) of $3,553 and ($4,721) for the three months ended March 31, 2008 and 2007, respectively.

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
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the nine months ended March 31, 2008 and 2007 are included in general and administrative expenses in the condensed consolidated statements of operations.

Concentration Risk

In the three months ended March 31, 2008 and 2007, the Company generated 100% and 97% of their sales from one customer. A major customer is a customer that represents greater than 10% of the total sales.

In the three months ended March 31, 2008 and 2007, the Company incurred 72% and 67% of their purchases from two vendors and one vendor, respectively. A major vendor is a vendor that represents greater than 10% of the total purchases.

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
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2008	2007

Net income (loss)	$65,881	$30,672

Weighted-average common shares
Outstanding (Basic)	51,079,985	51,079,985

Weighted-average common stock
Equivalents
Convertible debentures	1,818,181	1,428,571
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	52,898,166	52,508,556

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005.  The Company has adopted the provisions of SFAS 123R for its fiscal year ended December 31, 2008. The adoption of this principle had no effect on the Company’s operations.

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
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 3-	FIXED ASSETS

Fixed assets as of  March 31, 2008 were as follows:

	Estimated Useful
	Lives (Years)

Computer equipment	5	$1,172,524
Furniture and fixtures	5	2,334
Vehicle	5	20,849

		1,195,707
Less: accumulated depreciation		(972,492)
Fixed assets, net		$223,215

There was $58,034 and $58,446 depreciation charged to operations for the three months ended March 31, 2008 and 2007, respectively.

NOTE 4-	RELATED PARTY LOANS AND TRANSACTIONS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans receivable into Teliphone Corp. (formerly OSK Capital II Corp) common stock.  The $300,000 remaining on the loan has become interest bearing at 12% per annum, payable monthly with a maturity date of August 1, 2009. No interest has been paid since the $300,000 became interest bearing. The Company has recognized $9,000 of interest receivable through March 31, 2007.  In addition, there are approximately $192,476 of non-interest bearing loans that were incurred after August 2006.  These loans are considered as advances and are not interest bearing and due upon demand.

The Company has a loan with a shareholder that is non-interest bearing. There was $94,354 outstanding as of March 31, 2007. This loan is short-term in nature.

The Company has expensed $8,982 and $39,694 in interest expense for the three months ended March 31, 2008 and 2007, respectively.

The Company paid commissions to a company with common ownership in the amount of $0 and $519,795 in the three months ended March 31, 2008 and 2007, respectively.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

For disclosure purposes, the fair value of the derivative is estimated on the date of issuance of the debenture (October 18, 2004), with the following weighted-average assumptions used for March 31, 2008 and 2007; no annual dividends, volatility of 125%, risk-free interest rate of 3.28%, and expected life of 1 year. For disclosure purposes as of March 31, 2007 the derivative call option was approximately $0.0132 per share.

The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133.

Interest expense for the three months ended March 31, 2008 and 2007 was approximately $3,000 for each period. At March 31, 2008, there was no interest accrued.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 6-	COMMITMENTS

Operating Lease

The Company has entered into operating lease agreements which mature between November 11, 2008 and December 19, 2009. Minimum rentals for the next three years and in the aggregate are:

Year Ending
December 31,

2008	31,655
2009	23,229

Total	$54,884

NOTE 7-	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2008, the Company has 100,000,000 shares of common stock authorized with a par value of $.001. The Company’s shareholders approved an increase of 50,000,000 authorized shares from 50,000,000 to 100,000,000 shares on October 23, 2006.

The Company has 51,079,985 shares issued and outstanding as of March 31, 2007.

The Company has not issued any shares in the nine months ended March 31, 2007.

During the year ended December 31, 2006, the Company issued 1,110,000 for services at $.06 per share for a value of $66,600.

Stock Options and Warrants

The Company has not issued any options or warrants.

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

At March 31, 2008, deferred tax assets consist of the following:

Net operating losses	$1,587,800

Valuation allowance	(1,587,800)

$-

At March 31, 2008, the Company had a net operating loss carryforwards of approximately $4,683,891, available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2008 and 2007 is summarized as follows:

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 9-	SEGMENT INFORMATION

The Company’s reportable operating segments include wholesale VoIP services which is the physical buying of minutes (United American Telecom, Inc.) over brokered routes and direct routes.  A brokered route is one where the Company purchases from a supplier who has direct termination capabilities with the local wireline and mobile operators in the country and re-sell the termination destination to the Company’s customers.  A direct route is when the Company has the ability to directly terminate the traffic with the local wireline and mobile operators, such as the Company’s direct routes in Mali, Gabon and Cameroon, Africa. The Company also has corporate overhead expenses. The wholesale direct route services are essentially provided in Africa, and the wholesale brokered route services are supplied to customers in North America. The segment data presented below details the allocation of cost of revenues and direct operating expenses to these segments.

Operating segment data for the nine months ended March 31, 2008 are as follows:

		Wholesale	Wholesale
		Services	Services
	Corporate	Brokered	Direct	Total
Sales	-	$2,720,272	-	$2,720,272
Cost of sales	-	2,478,590	-	2,478,590
Gross profit	-	241,682	-	241,682
Operating expenses	100,091	66,728	-	166,819
Depreciation, amortization and impairment	44,791	13,243	-	58,034
Interest (net) and other	(8,982)	-	-	(8,982)
Net income (loss)	(87,108)	152,989	-	65,881
Segment assets	500,167	2,717,474	-	3,217,641
Fixed Assets, net of depreciation	72,121	151,094	-	223,215

Operating segment data for the nine months ended March 31, 2007 are as follows:

		Wholesale	Wholesale
		Services	Services
	Corporate	Brokered	Direct	Total
Sales	$-	$4,690,914	$792,838	$5,483,752
Cost of sales	-	3,997,613	557,622	4,555,235
Gross profit	-	693,301	235,216	928,517
Operating expenses	53,002	635,236	111,467	799,705
Depreciation, amortization and impairment	44,610	13,836	-	58,446
Interest (net)	-	(16,822)	(22,872)	(39,694)
Net income (loss)	(97,612)	27,407	100,877	30,672
Segment assets	273,071	1,282,269	372,364	1,927,704
Fixed Assets, net of depreciation	248,490	174,474	-	422,964

UNITED AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 9-	SEGMENT INFORMATION (CONTINUED)

In addition, the segment data broken out by geographical location for the three months ended March 31, 2008 are as follows:

	North, Central	Europe, Middle
	and South	East and
	America	Africa	Asia	Total
Sales	$633,994	$1,878,601	$207,677	$2,720,272
Cost of sales	$577,667	$1,711,697	$189,226	2,478,590
Gross profit (loss)	$56,327	$166,904	$18,451	241,682
Operating expenses	$38,879	$115,204	$12,736	166,819
Depreciation, amortization and impairment	$13,526	$40,078	$4,431	58,034
Interest (net) and other	$(2,093)	$(6,203)	$(686)	(8,982)
Net income (loss)	$15,354	$45,497	$5,030	65,881
Segment assets	$749,912	$2,222,080	$245,648	3,217,641
Fixed Assets, net of depreciation	$52,023	$154,151	$17,041	223,215

The geographical location segmentation information for the three months ended March 31, 2007 is as follows:

	North, Central	Europe, Middle
	and South	East and
	America	Africa	Asia	Total
Sales	$1,376,899	$3,918,251	$188,602	$5,483,752
Cost of sales	1,144,684	3,253,757	156,794	4,555,235
Gross profit (loss)	232,215	664,494	31,808	928,517
Operating expenses	199,805	572,532	27,368	799,705
Depreciation, amortization and impairment	14,675	41,761	2,010	58,446
Interest (net)	(9,967)	(28,362)	(1,365)	(39,694)
Net income (loss)	7,768	21,839	1,065	30,672
Segment assets	484,022	1,377,383	66,299	1,927,704
Fixed Assets, net of depreciation	106,201	302,216	14,547	422,964

NOTE 10-	DISSOLUTION OF WHOLLY OWNED SUBSIDIARY

On July 1, 2007, the Company dissolved its wholly-owned subsidiary 3894517 Canada Inc. as it no longer required the Canadian operating subsidiary for banking operations.  The Company established its own banking operations in the State of Florida.  There are no changes to the consolidated financial statements due to the dissolution.

NOTE 11-	CREATION OF WHOLLY OWNED SUBSIDIARY

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

Results of Operations for the nine and three months ended March 31, 2008 and 2007

For the three months ended March 31, 2008, we generated total revenue of $2,720,272, compared to revenue of $5,483,752 for the three months ended March 31, 2007. Our revenue was generated by sales wholesale international voice services using VoIP.  Our decrease in revenue for the three months ended March 31, 2008 when compared to the same reporting period in the prior year is primarily attributable to a decrease in sales of VoIP termination services in our  brokered international telecom routes. A brokered route is one where we purchase from a supplier who has direct termination capabilities with the local wireline and mobile operators in the country and re-sell the termination destination to our customers. A direct route is when we have the ability to directly terminate the traffic with the local wireline and mobile operators, such as our direct routes in Mali, Gabon and Cameroon, Africa.  Our ability to generate future revenues from the sale of direct routes has been significantly impaired as a result of the suspension of our Mali, Gabon, and Cameroon networks.

During the three months ended March 31, 2008, all of our revenues were attributed to our brokered routes, compared to $4,690,914 of revenues attributed to brokered routes and $792,838 of revenues attributed to our direct routes for the three months ended March 31, 2007.

Our cost of sales for the three months ended March 31, 2008 was $2,478,590 compared with $4,555,235 for the same period in 2007.  The decrease in cost of sales is primarily attributable to a decrease in sales of brokered routes in the reporting period. Our lack of inventory purchase for the three months and nine months periods are due to our no longer consolidating Teliphone Corp, formerly majority-owned subsidiary and spun off on October 30, 2006.

We incurred operating expenses in the amount of $166,819 for the three months ended March 31, 2008, compared to $858,151 for the three months ended March 31, 2007. The decrease in our operating expenses is primarily attributable to decreases in commissions paid on the decreased revenues as well as decreases in selling and promotion expenses. We paid $13,275 in commissions and wages and management fees for the three months ended March 31, 2008, compared to $595,565 for the three months ended March 31, 2007.  We paid commissions and management fees based upon sales of VoIP termination services. As a result of a significant decrease in the sales of VoIP termination services, our commission and management fees paid correspondingly decreased.

Our net income for the three months ended March 31, 2008 was $65,881, compared to a net income of $30,672 in the prior year.  The reporting of net income during the three months ended March 31, 2008 was primarily attributable to a reduction of operating expenses due to the reduction of sales, resulting in a higher profit margin.

Liquidity and Capital Resources

As of March 31, 2008, we had current assets of $3,217,614. Our current assets consisted of cash and cash equivalents of $2,119, accounts receivable in the amount of $1,851,850, a loan receivable from our now related party Teliphone Corp. (formerly majority-owned subsidiary until its spin-off on October 30, 2006) of $492,476, a loan receivable of $857,016 from our former subsidiary 3894517 Canada Inc. (which ceased operations on June 30, 2007) and prepaid expenses and other current assets of $14,180. Our total current liabilities as of March 31, 2008 were $2,705,913. As a result, on March 31, 2008 we had working capital surplus of $511,728.

Operating activities used $307,542 in cash for the three months ended March 31, 2008. Our decrease in accounts payable and accrued expenses was the primary component of our negative operating cash flow. Investing activities during the three months ended March 31, 2008 provided $1,956, primarily for the decrease in loans receivable from related parties. Cash flows used in financing activities during the three months ended March 31, 2008 primarily consisted of $3,351 for proceeds from loans payable- related parties. We primarily relied on revenues to fund our operations during the three months ended March 31, 2008.

As of March 31, 2007, our management believes that we have sufficient capital to support our operations at the current level over the next twelve months. The growth of our business is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2008. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time.

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying consolidated financial statements the Company has started to show net profit of $64,881 for the three months ended March 31, 2008, but prior to this time, the Company had incurred significant net losses, and accumulated a deficit of $4,683,891 through March 31, 2008 and has a working capital surplus of $511,728 as of March 31, 2008.

Despite the recent positive net incomes and the Company being successful in establishing distribution channels in Africa and generating significant revenue growth in the year, the significant downturn in the business during the period ending March 31, 2008 as compared to the year ended December 31, 2007 is such that there is no guarantee that the Company will be able to continue to grow, raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. George Metrakos.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008.

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

Management has hired an additional resource within the Company to begin to document internal controls and procedures for them to be audited as per Item 404 for small business filers.  We anticipate that we will meet Internal Controls and Procedures audit requirements for our Annual Report dated December 31, 2007.  This resource dedication will result in the Company incurring additional costs which will affect the Company’s profitability going forward.  The Company's management anticipates that these costs will be up to $50,000 per year in order to maintain compliance with timely financial reporting requirements.

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

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Corporation

Date: May 15, 2008	By:	/s/ Benoit Laliberté
Benoit Laliberté Chief Executive Officer and Director