Form 10KSB/A
period 2007-12-31
UNITED AMERICAN CORP
filed 2008-05-19
CIK 1096688

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder of
3894517 Canada Inc.,
(Operating as United American Corporation)

We have audited the non-consolidated balance sheet of 3894517 Canada Inc. (Operating as United American Corporation), as at June 30, 2007 and December 31, 2006, and the non-consolidated statements of earnings and deficit and cash flows for the 6 months ended June 30, 2007 and for the year ended December 31, 2006. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these non-consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at June 30, 2007 and December 31, 2006, and the results of its operations and its cash flows for the 6 month period ended June 30, 2007 and for the year ended December 31, 2006, in accordance with Canadian generally accepted accounting principles.

Chartered Accountants LLP

Montreal, Quebec.
January 30, 2008

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

United American Corporation

May 19 , 2008	By:	/s/ Benoit Laliberté
Benoit Laliberté Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

May 19 , 2008	By:	/s/ Benoit Laliberté
Benoit Laliberté Director